Form 10-K
period 2007-12-31
CMR Mortgage Fund II, LLC
filed 2008-07-23
CIK 1397396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 000-52903

CMR Mortgage Fund II, LLC

(Exact name of Registrant as specified in its charter)

California	20-0671528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

62 First Street, 4th Floor
San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

(415) 974-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Membership Interests

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

There is no trading market for the membership interests.

DOCUMENTS INCORPORATED BY REFERENCE

None

CMR Mortgage Fund II, LLC

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)  contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of CMR Mortgage Fund II, LLC (“we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission (“ SEC”). For this purpose, statements concerning future liquidity, interest rates, availability of mortgage credit, and economic conditions and their effect on us and our assets, trends in real estate markets in which we do business, future loan payoffs, foreclosures and value recovered from property sales, estimates as to the allowance for loan losses and the valuation of real estate held for sale, our growth and estimates of future member distributions or withdrawals, as well as actions expected to be taken by California Mortgage and Realty, Inc., as our manager and David Choo, the sole director of our manager; and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential, “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.  By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

Item 1.        Business

Overview

We are a California limited liability company formed on September 5, 2003 for the purpose of making or investing in business loans secured by deeds of trust or mortgages on real properties located primarily in California. The real properties predominantly consist of land held by businesses or individuals, or commercial buildings. The land can be income-producing (e.g., vineyards, farms, timberland or quarries) or may be held for commercial or residential development. Currently most of the land securing our loans is held for development or is in some stage of application for development entitlements or building permits.  Our loans are arranged and serviced by our manager, California Mortgage and Realty, Inc., a Delaware corporation (the “Manager”), which is licensed as a California real estate broker and a California Finance Lender. In addition, we have the ability to invest in loans that were not originated by the Manager. The Manager provides certain operating and administrative services to us. The Manager has complete control of our business, subject to the voting rights of our members on specified matters and on any other matters which the Manager wishes to submit to a vote.  Neither the Manager nor any of its affiliated entities held any of our membership interests at December 31, 2007.

In addition to arranging and servicing our loans, the Manager sells loans in our loan portfolio and purchases existing loans for us, including partial undivided interests in loans. The Manager sells and purchases loans for us primarily to and from its affiliates and its clients and occasionally from non-affiliated third parties. See “Our Mortgage Loan Portfolio” and “The Manager—Potential Conflicts of Interest” below in this section. For a description of the duties of the Manager, see “The Manager” below in this section.  For a description of the fees and reimbursements to which the Manager is entitled, see “Certain Relationships and Related Transactions, and Director Independence—Compensation to the Manager and Its Affiliates.”

Our business strategy is to generate current income by making or investing in mortgage loans with 1) borrowers who are unwilling to undergo the lengthier or more burdensome underwriting processes often required by conventional mortgage lenders, such as commercial banks, in order to fund a loan, or 2) borrowers who are unable to obtain financing from conventional mortgage lenders. Generally speaking, our underwriting focuses primarily on the value of the collateral securing the loan, and secondarily on the general creditworthiness of the borrower. In most cases, a personal guarantee of the borrower or the principal owner of the borrowing entity is obtained. See “Our Lending Standards and Policies—Credit Evaluations” below in this section. Loans normally are approved and funded within 30 days from the date we receive a borrowing request, which is generally considerably faster than conventional mortgage lenders. We receive higher interest rates in exchange for making or investing in loans to borrowers for whom quick decisions, reliable funding and expeditious underwriting are paramount, or whose collateral or credit history precludes financing from commercial mortgage lenders. Our belief has been that the higher credit risk profile of some of our borrowers is mitigated by our lending policies and standards, which, among other things, allow for a maximum loan-to-value (“LTV”) ratio at origination of 75% for commercial, residential or mixed use real property and a maximum loan-to-value ratio of 60% for land. One expected outcome of our underwriting and lending practices is higher delinquencies and foreclosures than experienced by conventional mortgage lenders.

As a result of the unprecedented turmoil in the mortgage and capital markets in 2007 (which has continued into 2008), the value of real property in many parts of the United States, including parts of California, declined in general.  The estimated fair values of the properties securing our portfolio similarly declined.  As a result, at December 31, 2007, our average LTV ratios for loans secured by real property were as follows: commercial property (including multi-unit residential property, office buildings, industrial warehouse facilities and retail properties): 78%; residential property: 82%; land: 68%; and mixed use property (a combination of commercial and/or residential and/or land): 68%. See “Our Lending Standards and Policies—General Standards for Mortgage Loans—1. Loan-to-Value Ratios” below in this section.

In 2006, our total revenue, net of servicing fees, was approximately $12.9 million and our net income was approximately $8.3 million. At December 31, 2006, our total assets were approximately $125.7 million (net of an allowance of $0.7 million for loan losses); our Members’ Capital was approximately $99.8 million; we had interests in 36 loans totaling approximately $118.0 million; and four loans in which our interests totaled approximately $12.6 million were in foreclosure.

In 2007, our total revenue, net of servicing fees, was approximately $11.5 million and our net income was approximately $4.8 million.  At December 31, 2007, our total assets were approximately $116.4 million (net of an allowance of $6.3 million for loan losses); our Members’ Capital was approximately $87.7 million; we had interests in 22 loans totaling approximately $102.4 million; and seven loans in which our interests totaled approximately $19.8 million were in foreclosure. At that date, we also owned two properties with a net realizable value of approximately $8.6 million. During 2007, we made cash payments of $16.9 million to our members made up of $3.6 million in cash distributions and $13.3 million of redemptions.

Our 2007 results were supported by the Manager, which purchased $6.2 million in principal amount of impaired loans from us and made a $0.6 million payment on a note the Manager had issued to us in connection with a 2006 purchase of real estate upon which we had foreclosed. During 2007, the Manager elected to forego $0.9 million of the asset management fees and $0.3 million of loan servicing fees that it was entitled to receive.  It also absorbed all $1.2 million of our operating expenses. The Manager elected to forego these fees and to absorb our operating expenses in order to support a level of net income, before specific reserves for loan losses, approximating a 9% return on average members’ capital for 2007. Except for any support we receive as a result of the Contribution Agreement described below, we do not anticipate that the Manager will provide this support in the foreseeable future, if ever.

In response to the market conditions that began in the second half of 2007 and continuing into 2008, the Manager completed a comprehensive analysis of the collectibilty of our loans and the market value of the underlying loan collateral in conjunction with our closing process for the year ended December 31, 2007, for the purpose of identifying and establishing any required specific reserves for loan losses.  In conjunction with this review, we obtained contemporaneous external evidence through appraisals, comparable sales and broker information to support the market valuations.  The final closing entries to our records and financial statements resulted in a reduction in net income for fiscal year 2007 below the 9% return on average members’ capital, and in Members’ Capital balances to reflect the allocated portions of adjustments recorded as a result of the Manager’s analysis of the value of the properties securing our loans.

As the result of unprecedented turmoil in the capital markets and gridlock in the real estate markets during 2007 and into 2008, and despite the actions by the Manager, we incurred a significant decline in cash flow and loss of liquidity over a short period of time.  Loan payoffs and interest payments declined, and we are dependent on sales of foreclosed properties and any support we receive as a result of the Contribution Agreement to meet our cash needs and to continue operations. Although we believe that the markets will eventually stabilize and return to conditions we have experienced traditionally, the turmoil in the economy and the markets appears to be much greater than a normal cyclical swing. We are unable to predict when a recovery will occur and the level of the recovery.

The Manager initiated the following actions in response to these unprecedented market conditions to conserve cash and build cash reserves:

•	Commencing in January 2008, the Manager set monthly distributions equal to the amount of net income (as compared to the targeted return as was done in prior periods).

•	On March 31, 2008, the Manager suspended indefinitely monthly cash distributions of net income and members’ redemptions.

•

On April 11, 2008, David Choo, the sole director of the Manager, executed a Contribution Agreement with us and certain other entities that the Manager sponsors, pursuant to which Mr. Choo agreed to use his diligent good faith and best efforts to sell or cause to be sold certain properties that he owns or controls and to contribute or advance $5.0 million to the Manager to be used to pay notes and other obligations the Manager has to us and these entities. The agreement also commits Mr. Choo to fund an operating reserve at the Manager of at least $1.5 million to be used solely for the Manager’s operating costs and overhead. The agreement further provides that until the maximum funding requirements described above and detailed in the Contribution Agreement are satisfied, any net cash sales proceeds remaining be held by Mr. Choo or the Manager such that they remain available to the Manager and us and these entities as reasonably required to pay our and their current operating expenses and otherwise remain solvent.

•

The Manager is continuing a program begun in the third quarter of 2006 to pursue an assertive collection process, including timely filing of a notice of default (generally within two days after the second missed payment — or sooner), timely filing of notice of foreclosure sale (generally as soon as permitted by law or regulation), preparing in advance of the foreclosure sale to market aggressively the collateral/real estate taken back (including interviewing and retaining brokers) and filing legal claims against the borrower/guarantors. As an alternate collection strategy we have, when appropriate, entered into formal forbearance agreements with specific borrowers which require the borrower to perform specific actions within agreed upon timeframes. These actions may include making partial loan payments, providing additional collateral, listing the property for sale, or entering property sale contracts with the objective of full payoff or reinstatement of our loan.

•	The Manager is negotiating actively with third-party, senior lienholders to forebear and/or reduce payments owing from the borrower.

•

The Manager sold properties collateralizing the notes owing by the Manager to us with a loss on sale (borne by the Manager) to raise cash for us. These transactions closed on April 25, 2008 and July 1, 2008 and generated cash totaling $3.56 million for us.

The above actions, taken together, bolster our cash resources and improve the likelihood of our continuing operations, including our ability to meet the debt service on loans with liens senior to ours, through 2008.  As noted elsewhere, we are dependent on the loan payoffs and sale of REO to continue operations through 2008 into 2009 and beyond, including eventual resumption of redemptions.   The Manager has had certain of the collateral securing our loans (with the consent and cooperation of the borrower) and most of our REO listed with nationally recognized brokers with strong presence in the applicable local markets and experience with the collateral type (e.g., land held for residential development in Hawaii or land held for commercial development in Southern California).   These brokers are diligent and committed to completing a transaction, but caution against forecasting the timing and pricing of a transaction in a historically low-volume market with limited credit financing available.   The dislocations and uncertainty in the capital and real estate markets have created a challenging environment which may continue through 2008 into 2009 and may necessitate further liquidations of assets at sub-optimum prices, particularly if conditions deteriorate further.

Notwithstanding Mr. Choo’s Contribution Agreement, our independent registered public accounting firm included in its audit report on our financial statements for our fiscal years ended December 31, 2006 and 2007, a going-concern explanatory paragraph indicating that the decreased cash flows, the number of our loans in default, our current illiquid position that may prevent us from protecting our position with respect to the property securing the defaulted loans and our default on a loan collateralized by a significant portion of our loan portfolio cause substantial doubt about our ability to continue as a going-concern.  See “Leveraging Our Portfolio” below in this section.  By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the ability to continue our operations, without additional funding from receipt of interest payments, loan payoffs and sales, or sale of real estate owned (“REO”) as a result of foreclosure.

We previously obtained funding by selling our membership interests and selling interests in the loans to individual investors. We have in one instance accessed credit indirectly from a third party lender in order to fund our loans. See “Our Mortgage Loan Portfolio” below in this section. We have not sold new membership interests since June 1, 2006 and our current operations and capital market conditions make sale of membership interests an unlikely source of funding for the foreseeable future.

Our Mortgage Loan Portfolio

The loans in our loan portfolio are selected for us by the Manager in accordance with our lending standards and policies. Our loans are primarily for business purposes and secured by land or commercial real property located primarily in California, although some collateral may occasionally be residential or mixed use and/or may be located in other states. In addition to mortgages and deeds of trust, loans are typically secured by liens against personal property of the borrowers or their guarantors. We do not make loans for the purchase of owner-occupied residential property. However, on occasion some of our loans are secured in part by residential property. Most of our loans are bridge loans which the borrower intends to repay or refinance within a relatively short timeframe; consequently, loan terms typically range from one to five years and payments are generally interest-only with a balloon payment of the entire principal amount at maturity. As of December 31, 2007, of the total of 65 loans that have been in our loan portfolio from 2005 through 2007, 31 of the 65 loans were paid off within two years of their origination. Interest rates on loans in our loan portfolio as of December 31, 2007 ranged from 12% to 13.95%.  Current conditions in the mortgage and capital markets have made it increasingly difficult for our borrowers to sell or refinance their properties and pay-off their loans.

In addition to arranging loans for us, the Manager purchases loans, or portions of loans, for our loan portfolio from other funds that it manages, from other investors for whom the Manager provides servicing or from third parties. The Manager sells all or a portion of loans in our loan portfolio to these same groups when the Manager determines that it appears to be in our interests for us to do so, based upon then-current interest rates, the length of time that we have held the loan, and our overall investment objectives, such as loan diversification, liquidity and optimizing the investment of available cash. The Manager may also arrange sales of loans in our loan portfolio in order to generate cash to invest in new loans or otherwise.  See “The Manager—Potential Conflicts of Interest” below in this section.  Current market conditions have made it more difficult for our Manager to sell our loans.

At December 31, 2007, we were invested in the following 22 loans or portions thereof:

CMR Mortgage Fund II, LLC

Loan Portfolio

As of December 31, 2007

Outstanding Loan Balance Payable to Fund		Total Outstanding Loan Balance	Fund’s Interest in Total Loan Balance	Primary Type of Collateral	Location of Collateral by State and County
$200,000		$1,000,000	20.0%	Land	NV	Washoe
10,000,000		10,000,000	100.0%	Commercial	CA	San Mateo/Monterey/San Bernardino/ Fresno/Alameda/Humboldt (NV)
318,000		3,734,333	8.5%	Commercial	CA	Alameda
957,000		10,000,000	9.6%	Land	CA	Lassen/Plumas
8,000,000		10,000,000	80.0%	Land	CA	Lassen/Plumas
600,000		600,000	100.0%	Commercial	CA/NV	San Mateo/Monterey/San Bernardino/ Fresno/Alameda/Humboldt (NV)
4,000		1,200,000	0.3%	Land	CA	San Bernardino
40,000		1,000,000	4.0%	Mixed	CA	San Mateo/Alameda
5,791,744		9,141,744	63.4%	Land	SC	Horry
680,000		4,000,000	17.0%	Land	CA	Placer
3,024,450		7,700,000	39.3%	Land	FL	Sarasota
48,000,000	(1)	48,000,000	100.0%	Land	CA/AZ	Yolo/Sutter/San Mateo/Pinal (AZ)
2,584,000		17,936,826	14.4%	Land	CA/AZ	Yolo/Sutter/San Mateo/Pinal (AZ)
10,000		1,100,000	0.9%	Commercial	CT	Hartford
2,569,300		10,000,000	25.7%	Land	CA	Fresno/San Benito/San Diego
7,004,990		9,521,990	73.6%	Land	CA	Fresno/San Benito/San Diego
2,920,000		37,524,035	7.8%	Land	HI	Honolulu
1,080,000		1,800,000	60.0%	Commercial	CA	Alameda
3,142,614	(2)	3,142,614	100.0%	Land	FL	Polk
803,523	(2)	803,523	100.0%	Residential	NY	New York
2,300,050	(2)	2,300,050	100.0%	Residential	NY	New York
2,351,824	(3)	4,800,000	49.0%	Commercial	CA	Alameda
$102,381,495	(4)	$195,305,114

(1)        Our interest in the $48.0 million loan was pledged to Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) as security for a loan in an original amount of $25.0 million from an affiliate, CMR Income Fund, LLC (“Income Fund”), which in turn loaned an original amount of $25.0 million to us. See “Leveraging Our Portfolio” below in this section.

(2)        On December 31, 2007, the Manager purchased $6.2 million in principal amount of impaired loans from us. Including advanced expenses and accrued interest, the Manager paid a total of approximately $7.5 million for all of these loans. The Manager paid 17% of the purchase price in cash and borrowed the remaining balance from us.  See “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Loan Sales to Manager.”

(3)        On December 31, 2006, the Manager purchased a limited liability company that owned a foreclosed property from us for approximately $6.0 million. The Manager paid 10% of the purchase price in cash and borrowed the remaining balance from us. In June 2007, we hypothecated a 48.2% interest in the note from the Manager to an unaffiliated entity, which waived its right to its priority share of the repayment, but receives preference over us in subsequent payments of principal and interest. In December 2007, the Manager paid down $600,000 of principal on the note. The net realizable value of the property at December 31, 2007 was estimated by the Manager to be approximately $4.1 million. See “Item 13—Certain Relationships and Related Transactions, and Director Independence — Sale of Property to the Manager.”

(4)        For financial reporting purposes the Total Outstanding Loan Balances is presented net of allowances for loan losses, and amounts held in trust for interest reserves and future advances. The amounts in the table above are gross loan balances before reduction to net.

As of December 31, 2007, 10 of our 22 loans or interests in portions of loans were secured by two or more properties on which we have liens of varying priorities ranging from first to fourth position.  The other 12 loans were each secured by one property on which we have liens of varying priorities ranging from first to second position.  We made 12 of the 22 loans, and 10 were made by other funds managed by the Manager, before subsequently being purchased by us. In addition, as a result of our sale of a loan in a principal amount of $19.5 million to ING USA Annuity and Life Insurance Company (“ING”), we are to receive monthly payments from ING netting to 3% per annum of the loan principal, but only so long as interest payments under the loan are made on a current basis whether by the borrower, us, the Manager, or other funds managed by the Manager. In the event the borrower defaults on its obligations to timely pay its monthly interest payments on the loan, and if such payment default continues for more than ten business days following the payment due date, and is not cured by us, the Manager, or other funds managed by the Manager, then all interest with respect to the scheduled monthly payment or any future monthly payment accrue for the benefit of, and belong to, ING and not us, until such payment default is cured. In connection with the sale, the Manager became the sub-servicer for the loan, and is paid a monthly sub-servicing fee of 2% per annum of the unpaid principal balance of the loan but only so long as the required interest payments on the loan are made on a current basis, whether by the borrower, us, the Manager or other funds managed by the Manager. Through June 1, 2008, we and the Manager received all monthly payments from ING. As of June 1, 2008, the borrower’s interest reserve, which services our loan and the $19.5 million ING loan, had been exhausted. Unless interest is paid on a current basis by the borrower, we or other funds managed by the Manager will have to assume the debt service obligation on the $19.5 million ING loan.

At December 31, 2007, we had one loan in our loan portfolio, with a principal balance of $48.0 million, on which the borrower was not making payments, but payments were received from holders of a loan secured by junior liens on the same properties. This junior loan is owned by other funds managed by the Manager. These payments totaled approximately $2.6 million in 2007, and were made by CMR Mortgage Fund III, a California limited liability company (“Fund III”).  Fund III stopped making payments on the loans as of the end of 2007 and we do not anticipate receiving further payments on this loan. The borrower has defaulted on a forbearance agreement put in place on the loan, and we have now initiated foreclosure proceedings on the properties securing the loan.

At December 31, 2007, we had three other loans in our loan portfolio, with principal balances totaling $28.5 million (of which $11.2 million was held by us), which were secured by junior liens subordinate to senior liens totaling $50.4 million on which the borrowers are not making payments.  All of these senior loans are owned by other funds managed by the Manager or others for which the Manager provides loan servicing.  Until December 2007, we had been advancing on a monthly basis amounts necessary to cure monetary defaults on the senior loans. These payments totaled approximately $3.5 million in 2007.  In 2008, we have paid $0.1 million to Income Fund on one of the loans, but we do not anticipate advancing further funds to keep the senior loans current, as we have initiated foreclosure actions on the properties securing the junior loans. In April 2008, we acquired 20 of the 22 properties securing one of these loans through foreclosure.

The following table shows the primary type of collateral securing the loans in our loan portfolio and the lien position on such primary collateral at December 31, 2007 and 2006.

	2007	2006
Loans by priority of liens:
First deeds of trust	$11,642,888	$11,952,725
Second deeds of trust	4,110,573	19,278,191
Third deeds of trust	13,791,744	12,891,744
Mixed Lien Positions(1)	72,836,290	73,846,271
Total Outstanding Loan Balance (2)	$102,381,495	$117,968,931

(1)        “Mixed Lien Position” indicates loans that are secured by two or more properties on which we have liens of varying priorities ranging from first to fourth position.

(2)        For financial reporting purposes the Total Outstanding Loan Balance is presented net of the allowance for loan losses and the amounts in trusts for interest reserves and future advances; it is presented on a gross basis in this table.

	2007	2006
Loans by type of property:
Commercial	$14,359,824	$7,383,271
Residential	3,103,573	1,090,000
Land	84,878,097	98,302,660
Mixed Use	40,000	11,193,000
Total Outstanding Loan Balance (1)	$102,381,495	$117,968,931

(1)        For financial reporting purposes the Total Outstanding Loan Balance is presented net of the allowance for loan losses and the amounts held in trusts for interest reserves and future advances; it is presented on a gross basis in this table.

Delinquency Experience

Our borrowers from time to time may be in payment default under the terms of their loans, as well as in covenant default (such as failure to pay taxes or failure to maintain insurance on the properties securing their loans). California statutes impose a lien for property taxes such that if such taxes are not paid, the lien for unpaid taxes will have priority over the liens we have on that property. The following table provides delinquency information for loans in our loan portfolio as of December 31, 2007 that were in payment default.

Mortgage Loans—Delinquencies

As of December 31, 2007

	Outstanding Loan Balance Payable to Fund	Percent of Total Balance to Loan Portfolio
30 - 59 days delinquent	$—	0%
60 - 89 days delinquent	10,254,290	10%
90+ days delinquent	21,706,000	21%
Total(1)	$31,960,290	31%

(1)        On December 31, 2007, the Manager purchased three impaired loans from us in the principal amount of $6.2 million; otherwise, the total delinquent Outstanding Loan Balance Payable to Fund as of December 31, 2007 would have been $38.2 million, and the Percent would have been 38%.

The following table shows our delinquency experience (over 90 days past due) and foreclosures as of and during the years ended December 31, 2007 and 2006.(1)

	2007	2006
Delinquent loans (90+ days past due)	$21,706,000	$17,230,425
Loans foreclosed during the year	2	3
Total mortgage loans(1)(2)	$102,381,495	$117,968,931
Percent of delinquent loans to total loan	21.2%	14.6%

(1)        For financial reporting purposes this amount is presented net of the allowance for loan losses and the amounts in trusts for interest reserves and future advances; it is presented on a gross basis in this table.

(2)        On December 31, 2007, the Manager purchased $6.2 million in principal amount of impaired loans from us.  The total owing thereon, including advanced expenses and accrued interest, totaled approximately $7.5 million.  See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Loan Sales to Manager.”

When we become aware of a payment default by a borrower, we typically send a written demand to the borrower that the default be promptly cured. Since the fourth quarter of 2006, our general policy has been to initiate foreclosure proceedings when borrowers miss two consecutive payments. As of December 31, 2007, there were seven loans with balances payable to us totaling $19.8 million in default for which we had initiated foreclosure.

During 2007, we foreclosed on two commercial properties that were loan collateral.  We are holding the first property and funding improvements to the property while actively marketing the property for sale.  The REO was valued at the net realizable value of the property at the time of foreclosure of $24,000.

We are also holding the second property and funding ongoing entitlement, engineering and other site development work as the Manager actively markets the property for sale.  We own the property subject to a $6.0 million lien held by Fund I, Fund II and direct investors for whom the Manager provides loan servicing.  The Manager believes that the fair market value of the property, net of selling and other costs to be incurred, exceeded the carrying value of the REO at December 31, 2007.  Our portion of the carrying value of the property at the time of foreclosure was $8.6 million.

In December 2006, the Manager purchased a limited liability company that owned a property on which we had foreclosed in June 2006, paying us 10% in cash and financing the remaining 90% of the purchase price with a note payable to us.  At the time of its purchase by the Manager, the carrying value of the property was approximately $4.6 million and the sales price was approximately $6.0 million, resulting in a total gain to us of approximately $1.4 million.  Accounting standards applicable to real estate required approximately $1.3 million of this gain to be deferred until such time as the cumulative principal payments equaled at least 20% of the total purchase price.  In June 2007, we hypothecated a 48.2% interest in the note to an unaffiliated entity.  On December 31, 2007, the Manager paid us an additional $0.6 million which enabled us to recognize the previously deferred $1.3 million gain.  The entity to which we hypothecated the 48.2% interest waived its right to its priority share of the repayment, but receives preference over us in subsequent payments of principal and interest.

Subsequent delinquency experience

Since December 31, 2007, delinquencies in our loan portfolio significantly increased as shown below.

Delinquent Status	Outstanding Loan Balance at December 31, 2007	Percent of Total Balance at December 31, 2007	Outstanding Loan Balance at May 31, 2008	Percent of Total Balance at May 31, 2008
30 – 59 Days	$—	0%	$40,000	0%
60 – 89 Days	10,254,290	10	2,920,000	3
90+ Days	21,706,000	21	81,964,152	81
Total	$31,960,290	31%	$84,924,152	84%

Delinquencies within the loan portfolio increased $52.9 million from December 31, 2007 to May  31, 2008 primarily due to one loan with a principal balance of $48.0 million, which was current as of December 31, 2007, but is included in the 90+ days delinquent category as of May 31, 2008. This loan moved into non-accrual status on April 1, 2008.  An additional $0.9 million interest in a $10.0 million loan moved from current status at December 31, 2007 to the 90+ day delinquent category as of May 31, 2008.  In addition, two loans to the same borrower totaling $9.5 million were reported as 60-89 days delinquent at December 31, 2007.  One of the loans is now current and the other loan, now at $10.9 million due to additional funding, is now reported as 90+ days delinquent at May 31, 2008.

Another loan for $2.9 million which was current as of December 31, 2007 is now included in the 60-89 days delinquent category as of May 31, 2008.  One other loan in which we have a $40,000 interest moved from the current category at December 31, 2007 to 30-59 days delinquent as of May 31, 2008.

These additional delinquencies, together with the cure of one loan in which we have a $0.2 million interest which moved it from the 90+ day delinquent category to current status and another loan in which we had a $4,000 interest which moved from the 90+ day delinquent category to REO, represent the $52.9 million net increase in delinquency.

Subsequent real estate foreclosures

Honolulu Loan:  As of May 31, 2008, we held a $2.9 million interest in a loan with a principal balance of $37.4 million and bearing interest at a rate of 13% per annum for which the borrower was in default.  This loan is a junior portion of a $97.9 million original loan facility and is junior to a $55.0 million senior position held by an entity unaffiliated with us or the Manager.  The security for the loan is approximately 161 acres of residentially zoned property. The borrower has defaulted on both the senior and our junior note. The Manager is currently conducting negotiations with the borrower and the holder of the senior participation to assume the debt service payments under the senior participation and to acquire ownership of the collateral. Our pro rata share of the debt service payments under the senior participation totals $44,000 per month (8.1% of the total $550,000) although we may advance more or less than our pro rata share of this payment.  On March 11, 2008, the Manager paid an extension fee of $1.375 million to the senior lender on behalf of the funds it manages that participate in this loan.  The Manager also paid an extension fee of $90,000 to a third party lender participating in the junior note.  Our pro rata share of these payments was approximately $0.1 million.

Northern California Mixed-Use Portfolio Loan:  As of December 31, 2007, we held a $0.6 million loan secured by 22 different properties on a basis junior to liens securing $29.1 million of senior loans. These senior loans included one held by us in the principal amount of $10.0 million. Another loan is owned by two other funds managed by the Manager, with principal amount of $8.4 million, another loan in the amount of $2.1 million is held by another fund managed by the Manager, and the remaining $8.6 million represents third party senior liens, which are in first position on several of the properties securing our loan.  On April 9, 2008, the Manager, on our behalf, completed foreclosure sales and assumed the obligation of 20 of the 22 properties as REO. We place the market value for the portfolio of 22 properties at $24.3 million. As of May 31, 2008, our REO balance on these properties was $5.9 million.

Our Lending Standards and Policies

General Standards for Mortgage Loans.  We make loans to and purchase loans from individuals, businesses and other entities. Each loan is secured by one or more mortgages or deeds of trust that encumber real property.  In most cases, a personal guarantee of the borrower or the principal owner of the borrowing entity is obtained.  In addition, loans are occasionally further secured by various personal property interests of our borrowers or their guarantors. In this Annual Report on Form 10-K, the terms “deed of trust” and “mortgage” are used interchangeably.

To the extent the Manager believes it to be in our best interests, we will also make or invest in loans whose proceeds will be used for construction. However, to date, we have not made any construction loans based on the “as completed” value of the improvements to be constructed, although the proceeds of certain loans have been used by borrowers to make improvements to their properties. The loans that we make are not guaranteed or insured by any governmental agency or private entity. Our guidelines for our investment in loans are set forth below.

1.  Loan-to-Value Ratios.  For each loan that we make, the Manager conducts a valuation for each property securing the loan (a “Market Value Analysis”). In performing a Market Value Analysis, an officer or loan officer of the Manager typically conducts a site visit, which includes visiting the area surrounding the property which will secure the loan. The Manager may also visit other properties in the area which may be similar to or may provide a basis for comparison to the property which is being inspected and in some cases interviewing business owners and others in the area. The Manager also often speaks with brokers and other property owners who may be familiar with property values and investment conditions in the area. The Manager subscribes to many of the same industry services that are available to certified appraisers and is able to obtain sale prices of comparable properties recently sold and/or properties being offered for sale in the area. In many cases, the Manager obtains from the borrower an existing appraisal or other property valuation report performed by an independent appraiser within the past one or more years. While the Manager reviews these appraisals and other property valuation reports in its valuation process, it relies primarily on its Market Value Analysis. Historically, in cases in which no appraisal had been done within a year (due to current market conditions, within six months) by an independent third party, the Manager will usually obtain an appraisal by an independent third party, although the Manager will typically fund the loan prior to receiving this independent appraisal. The Manager believes that its Market Valuation Analysis provides a reasonable basis to evaluate the market value of the real property because it is based on at least the same essential information that an independent appraiser would use. We believe our primary reliance on the Manager’s Market Value Analysis allows us to maintain our competitiveness by avoiding delays associated with obtaining or updating an appraisal done by an independent party prior to funding or purchase of a loan. However, there can be no assurance that the Manager’s valuation analysis may not be different from a third party appraisal. The Manager will take certain precautions to avoid environmental problems, such as not making or investing in loans secured by properties known or suspected to have (or to be likely to have) significant environmental problems; however, there can be no assurance that any environmental review undertaken or requested by the Manager will reveal any environmental problems with respect to the real property securing a loan.

The following table shows the maximum LTV ratio prescribed by our lending standards and policies and the approximate LTV ratio of loans in our loan portfolio as of December 31, 2007. The LTV ratio compares (i) the sum of the principal amount, advances, and accrued interest of the loan and the outstanding debt secured by any senior deed of trust on the property or properties securing the loan (the numerator) to (ii) the net realizable value of the property or properties securing the loans, as determined by the Market Value Analysis (the denominator). In each case, these values are as of the date of determination. LTV ratios are reviewed at least quarterly to see if a change in outstanding loan balance (numerator) or a change in market values of securing properties (denominator) may have changed LTVs.

Type of Property	Loan to Value Ratio at origination per lending policies(1)	Loan to Value Ratio of Loans in Portfolio when originated	Loan to Value Ratio of Loans in Portfolio as of December 31, 2007	Loan to Value Ratio of Loans in Portfolio as of May 31, 2008
Commercial	75%	71%	79%	86%
Residential (single family)	75%	67%	82%	42%
Land	60%	46%	68%	68%
Mixed Use	75%	68%	68%	68%

(1)   The LTV ratios in our lending policies may be exceeded if, in the sole discretion of the Manager, a given loan is supported by credit adequate to justify a higher LTV ratio or if mortgage insurance is obtained; however, the Manager has not required and does not anticipate obtaining or requiring the borrowers to maintain mortgage insurance. The LTV ratio in our lending policies do not apply to purchase money financing that we provide for the sale of any real estate owned (i.e., property acquired through foreclosure) or to refinance an existing loan that is in default at the time of maturity. In such cases, the Manager may accept any reasonable financing terms that it deems to be in our best interests, in its sole discretion. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

While the Manager has not changed its lending policy regarding the maximum LTV at loan origination, the general decline in current market value of property securing our loans has caused an increase in the estimated LTV as shown in the table above.

2.  Geographic Area of Lending Activity.  Most loans are secured by mortgages or deeds of trust on properties located in California, but we also invest in loans secured by real property in other states. As of December 31, 2007, eight loans totaling approximately $18.2 million were secured only by real property in states other than California. As of December 31, 2007, two loans, totaling approximately, $50.6 million, were secured both by properties in California and properties in Arizona.

3.  Priority of Mortgages.  If a loan is secured by a first deed of trust, the deed of trust is senior to all other recorded monetary liens other than liens for taxes or the assessments of special assessment districts to fund street, utility or other public improvements. Our loans are secured primarily by first and second priority deeds of trust on California real property.  However, we may invest in loans secured by deeds of trust of mixed priority or which are junior to other senior encumbrances, i.e., third, fourth or even more junior position deeds of trust. As of December 31, 2007, we held in our loan portfolio six loans secured by first deeds of trust, five loans secured by second deeds of trust, two loans secured by third deeds of trust, and nine loans secured by multiple deeds of trust with varying priorities. If a prospective loan is to be secured by a junior deed of trust (i.e., a second, third, fourth or other junior deed of trust) and the obligation secured by the senior lien(s) is in default, we will rarely make that loan unless the loan proceeds will be used to completely cure the default under the senior obligation(s). In addition, for loans already in our loan portfolio, we may make advances on behalf of borrowers to prevent or cure defaults relating the obligation secured by a senior lien such as the monetary advances described above under “Our Mortgage Loan Portfolio.”  In addition, we have made advances to borrowers to keep current an obligation secured by a senior lien to pay for fire insurance or for attorneys’ fees.

4.  Terms of Loans.  The term of the loans we make will vary at the discretion of the Manager. A loan typically will have a term of between three and five years, but may have a shorter or longer term but not longer than 25 years. Our loans generally provide for monthly payments of interest only, with the entire amount of the principal due at maturity, but occasional loans may be partially or fully amortizing over their terms. We typically do not have prepayment fees in our loans.

5. Interest Reserves. The Manager may require a borrower to fund an interest reserve account with proceeds of its loan in order to provide the borrower with a period of time in which to arrange other financing and to provide some protection for us should the borrower fail to make interest payments when due. The Manager generally requires interest reserves on loans secured by non-income generating property, such as unimproved land. These interest reserves have typically covered six to 18 months of interest payments. The Manager evaluates each loan on a case-by-case basis to determine whether an interest reserve will be required. There can be no assurance that the amount of any interest reserve established with respect to any loan will be adequate to cover subsequent interest payments through the time of principal repayment.  As of December 31, 2007 $49,000 of interest reserves remained; at December 31, 2006, there were interest reserves of  $2.4 million.

6.  Escrow Conditions.  Our loans are funded through an escrow account handled by a qualified title insurance escrow company or the Manager. Our policy is that loan funds are not disbursed until the following conditions are met:

(a)     Title insurance coverage is obtained, with the title insurance policy naming us as the insured and providing title insurance in an amount not less than the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by reason of other causes, such as diminution in the value of the property securing the loan, over-appraisals, borrower’s defaults, etc. In the experience of the Manager, claims made to title insurance companies for losses that are generally considered to be covered by their title policies are often delayed or contested by the title insurance companies.

(b)    Fire and casualty insurance is obtained (except for unimproved property), with the insurance policy naming us as loss payee and mortgagee and generally providing coverage in an amount at least equal to the lesser of the principal amount of the loan or the value of the improvements.

(c)     Loan documents (notes, deeds of trust, etc.) are obtained in our name and insurance policies naming us as beneficiary and as loss payee or additional loss insured, as applicable. In cases in which there are co-lenders, those co-lenders may be named as loss payees and beneficiaries or additional loss insureds or may be named as additional loss payees and beneficiaries or additional loss insureds, as applicable. In the event we purchase loans, our policy is that we receive an assignment of all beneficial interest in any documents related to each loan so purchased. Our investments in loans are not held in the name of the Manager or any other nominee.

7.  No Loans to Manager.  We will not make loans to the Manager or to any of its affiliates, except for any financing extended as part of a sale of loans or of REO as a result of foreclosure.  See “The Manager—Potential Conflicts of Interest—Sale of Defaulted Loans or Real Estate Owned to Affiliates” below in this section.

8.  Purchase of Loans from Affiliates and Others.  The Manager is an active mortgage loan broker and California finance lender. We and other affiliates of the Manager make loans arranged for us or them by the Manager. We may purchase existing loans funded or acquired by the Manager or its affiliates. In addition, we have purchased and in the future may purchase loans from third parties. All loans we purchase will generally satisfy the lending guidelines described above, except that a new appraisal or market value analysis is not required when we purchase loans or portions of loans purchased from other entities managed by the Manager or when we purchase loans or portions of loans from a third party that purchased that loan from an entity managed by the Manager.

In order to take advantage of special opportunities that may arise to purchase loans at significant discounts (i.e., for a purchase price which is lower than the par value of the loan and thus yields potential additional profit to us), the Manager has the authority to cause us to acquire loans (or interests in loans) that are in default, but only so long as (i) the loan is being purchased from a third party unrelated to the Manager or its affiliates; (ii) the loan otherwise satisfies the lending guidelines described above; and (iii) immediately after the loan purchase, the aggregate principal amount of all loans held by us that are in default would not exceed 5% of our total capital. At December 31, 2007, we did not have any loans in our loan portfolio that had been purchased from third parties at a discount.  In the past, we have acquired loans or portions of loans that were in default at the time we acquired those loans. Of the loans in our loan portfolio as of December 31, 2007, eight loans or portions thereof aggregating $4.0 million at the time of acquisition had been acquired when they were in payment default.

Generally, the purchase price we pay for any existing loan will not exceed the par value of the note or its fair market value, whichever is lower, but the Manager may purchase loans for a premium if the loan is current and the Manager believes the total purchase price is fair and reasonable, and in our best interest. To the extent the Manager is able to negotiate the purchase of a loan from third parties at a discounted purchase price, our policy is to pay the Manager a commission, in addition to the normal fees it is entitled to receive. However, the amount of the commission paid to the Manager on the purchase of a discounted loan may never exceed the amount of the discount (i.e., the par value of the loan less the purchase price of the loan) obtained for us by the Manager. See “Item 13—Certain Relationships and Related Transactions, and Director Independence.”

9.  Loan Diversification.  No more than 25% of our total capital (equal to members’ equity) will be invested in any one loan, calculated as of the time the investment is made. In June 2006, we invested $23.0 million of our  capital in a $48.0 million loan by indirectly borrowing $25.0 million from Wells Fargo Foothill through Income Fund, an affiliate of the Manager. See “Leveraging Our Portfolio” and “Item 13—Certain Relationships and Related Transactions, and Director Independence.” Although the entire $48.0 million loan to the borrower was more than 25% of our total capital at the time we made this loan, the amount of our own funds that we invested in the loan was 21.8% of our total capital of $105.4 million when the investment was made. Concurrently, the Manager and its affiliates made additional loans to this borrower aggregating approximately $19.4 million. We also have an interest aggregating $2.6 million in an $18.0 million junior lien which is secured by the same property and other properties.  See “Leveraging Our Portfolio” below.

Because the terms of the original note payable to Wells Fargo Foothill required monthly payments of interest and principal, the balance of the note payable decreased. In addition the subsequent advances on the loan increased an investment in the loan to $30.4 million. As a result of these and the overall reduction in the level of capital in 2007 to $87.7 million, the amount of our own funds invested in loans to this borrower secured by the same property totaled 34.7% of our total capital at December 31, 2007. The percentage of our total capital that our investment represents may continue to grow if additional advances are made to this borrower or if our capital is further reduced as a result of redemptions by members from their capital accounts. See “Leveraging Our Portfolio” for additional discussion of this loan.

10.  Reserve Fund.  A contingency reserve fund may be retained for the purpose of covering our unexpected cash needs if the Manager believes that to be in our best interests. The amount of this reserve fund, if any, would be established by the Manager. This reserve fund may be held in bank accounts, money market accounts or other liquid assets. Among the purposes of the reserve fund would be the following: (i) provision for regular expenses incurred by us such as accounting and legal expenses associated with being a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (ii) provision for losses due to nonperforming loans and (iii) provision for advances which may be necessary to protect our interests. The creation of this reserve fund would involve the use of funds that would otherwise be available for distribution to members, and would necessarily have the effect of decreasing such distributions. To date, no such reserve fund has been created.  In 2008, the Manager suspended distributions and redemptions indefinitely to retain cash to service the senior debt and operating expenses. When distributions and redemptions are resumed, the Manager may establish a cash reserve fund at that time.

Credit Evaluations.  The Manager may consider the income level and general creditworthiness of a borrower, and any guarantor, to determine a borrower’s ability to repay the loan according to its terms, but such considerations are usually subordinate to a determination that a borrower has sufficient equity in the property or properties securing the loan to satisfy the LTV ratios or investment criteria described above. Therefore, we may make loans to borrowers who are in default under other of their obligations (e.g., to consolidate their debts) or who do not have sources of income that would be sufficient to qualify for loans from other lenders, such as banks or other financial institutions; however, we will not make a loan unless the Manager believes in good faith that the borrower has the ability and intent to repay the loan according to its terms.

Loan Servicing.  All loans are, unless the Manager selects another loan servicing agent for one or more loans, “serviced” (i.e., loan payments collected and other administrative services performed) by the Manager which is compensated for such activities. See “Item 13—Certain Relationships and Related Transactions, and Director Independence.”

Borrowers make loan payments in arrears, i.e., interest accrued over the preceding month on the outstanding principal balance, and are instructed to send their loan payments either to us directly or to the Manager for deposit on our behalf in the Manager’s trust account, which is maintained at a financial institution selected by the Manager. At times, part of the available balance of a loan to a borrower may be held by the Manager or by us in order to provide for interest reserves for the loan and payments on the loan may be made from such funds.

Sale of Loans.  We invest in mortgage loans. We are permitted to invest in real estate directly, but have not done so, except if we foreclose on a property secured by a mortgage loan in which we have invested and we or an affiliate takes over ownership and management of the property. We presently do not intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business. However, we will sell mortgage loans (or fractional interests therein) when the Manager determines that it appears to be in our interest to do so, based upon then-current interest rates, the length of time that we have held the loan, and our overall investment objectives, such as loan diversification, liquidity and optimizing the investment of available cash. The Manager may also arrange sales of loans in our loan portfolio in order to generate cash to invest in new loans that are arranged by it. This bolsters the Manager’s position in the lending marketplace as a lender that has a ready funding capacity, which may indirectly benefit us (and the Manager’s other affiliates) by promoting a steady flow of loan opportunities in which to invest but also results in the Manager receiving loan fees. See “The Manager—Potential Conflicts of Interest” below in this section.

Leveraging Our Portfolio

When the Manager deems it to be in the best interests of our members, we may borrow funds from a third party lender (which may, but is not required to be, a bank or other financial institution) or if they were to have available liquidity, the Manager or its affiliates, in order to fund additional mortgage loans or for other liquidity needs. By leveraging our loan portfolio, we may be able to increase the yield to our members. This increased yield will result if the interest we earn on our leveraged loans exceeds the interest that we must pay on the funds we borrow. This “spread” between the interest we earn on a leveraged loan and the interest paid on the borrowed funds used to make the loan will accrue to us. However, leveraging entails certain risks that would not otherwise be present if we funded all of our loans from our own funds. For example, to the extent we make loans at long-term fixed interest rates while we borrow funds at short-term variable interest rates, we will be subject to the risk that prevailing interest rates (and our associated borrowing costs) will rise above the levels we earn on the fixed-rate portion of our loan portfolio, causing us losses. Another risk would be the liability to lenders and the loss of capital in the event we were unable to meet our obligations under any loan agreements with the lenders. In addition, while any additional profits we earn from leveraging our loan portfolio will be generally advantageous to our members, a portion of such additional profit may constitute unrelated business taxable income that may be taxable to our members (such as investors subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”)) that are otherwise tax-exempt.

As of December 31, 2007, we had one promissory note outstanding in the principal amount of $21.2 million, related to a loan from Income Fund, another affiliate of the Manager.  The original principal amount of the loan was $25.0 million, which Income Fund borrowed from Wells Fargo Foothill in order to make the loan to us. The interest rate from Wells Fargo Foothill to Income Fund, and from Income Fund to us, is one-month LIBOR plus 6.5%. We borrowed this amount in order to make a $48.0 million loan to several borrowers under common ownership, which loan is secured by several large land properties. This loan is one of three loans to the same borrower secured by deeds of trust with differing priorities on these properties: a $48.0 million loan, a $20.0 million loan and an $18.0 million loan.  We have no ownership interest in the $20.0 million loan, but own a 14.4% or $2.6 million interest in the $18.0 million loan. The borrowers under these loans have not made any payments since the last disbursement from the interest reserve in July 2007. The lenders on all three loans entered into forbearance agreements with the borrowers to forbear from exercising remedies until May 1, 2008.  However, the borrower has defaulted on the forbearance agreement and we have initiated foreclosure proceedings on the properties securing the loan. As the owner of a portion of the $18.0 million loan, we paid our pro-rata share of interest on the $20.0 million loan in order to protect our lien position. Another holder of a portion of the $18.0 million loan, also managed by the Manager, elected to make advances to pay interest on the $48.0 million loan.  As of January 2008, we and the other owners decided to cease making advances to pay interest on the senior debt secured by these properties while the Manager pursues foreclosure proceedings.

As security for the loan from Income Fund and the loan from Wells Fargo Foothill, we pledged our interest in the $48.0 million loan and our interest in the collateral securing the $48.0 million loan (the “Fund II Collateral”) to Income Fund and Wells Fargo Foothill. Income Fund has assigned our original $25.0 million promissory note and its interest in the Fund II Collateral to Wells Fargo Foothill as security for the $25.0 million loan that it received from Wells Fargo Foothill. Our promissory note to Income Fund, as well as the Wells Fargo Foothill loan to Income Fund, matured on May 31, 2007. The Wells Fargo Foothill loan was renegotiated as of May 31, 2007 to provide for interest only payments and a maturity of August 31, 2007.  Our promissory note to Income Fund was amended to extend the maturity date until May 31, 2008 pursuant to a First Amendment to Promissory Note and Pledge and Security Agreement dated as of May 31, 2007.  Wells Fargo Foothill and Income Fund entered into a forbearance agreement (and an amendment thereto) in which Wells Fargo

Foothill agreed not to exercise remedies until November 30, 2007.  Income Fund is in technical default under this loan.  The Manager is currently in discussions with Wells Fargo Foothill to further extend the forbearance until December 31, 2008 although there can be no assurance that the Manager will be successful.  We have continued to make monthly interest payments on our promissory note to, and Wells Fargo Foothill continues to accept these payments from, Income Fund.  Income Fund has also agreed to not exercise its default remedies pending discussions with Wells Fargo Foothill.  See “Item 1A—Risk Factors—We have and in the future may assign any portion of our loan portfolio as security to a third party lender, and if we fail to meet our payment or other obligation under the loan from the third party lender, we may risk losing the loans we assign as security to such lender and the lender may have recourse to our other assets, which would adversely affect our financial condition and the return on investment of our members.”

The Manager

Business of the Manager.  Our manager is California Mortgage and Realty, Inc., a Delaware corporation. It was incorporated on March 31, 1994 as Bellevue Capital Management Inc. and did business under the name of California Mortgage and Realty, Inc. In 1995, 1997 and 1998, the Manager acquired the operations of three California mortgage brokers. In 2004, the Manager changed Bellevue Capital Management Inc.’s name to California Mortgage and Realty, Inc. The telephone number of the Manager is (415) 974-1100. The sole director of the Manager is David Choo. The sole stockholder of the Manager is CMR Group, LLC, a Nevada limited liability company, whose sole member is David Choo. The Manager is licensed and qualified to do business in California as a real estate broker and as a California finance lender. The Manager engages in the business of arranging, funding, selling, purchasing and servicing trust deed loans for us, its other affiliates, its private investors and its own account. The Manager and its affiliates are also actively engaged in the businesses of real estate investment and occasionally real estate brokerage; however, the Manager specializes in arranging privately funded mortgage and trust deed loans. For a description of the officers and directors of the Manager, see “Item 10—Directors, Executive Officers and Corporate Governance.”

The Manager is also the sponsor and manager of CMR Mortgage Fund, LLC, a California limited liability company and licensed California finance lender (“Fund I”) which was formed in 2000, Fund III, which was formed in 2005, Income Fund and First Street Commercial Mortgage Fund, LLC (“First Street Fund”). All of these funds engage in business similar to our business. The Manager also manages CMR Commercial Mortgage Fund, LLC (“Commercial Fund”), of which it is a minority member and which is engaged in business similar to ours.

Role of the Manager.  The Manager manages and controls our affairs and has responsibility and final authority in almost all matters affecting our business. We do not have our own employees or offices and the Manager carries out our operations with its employees at its offices. The duties the Manager performs for us include:

•      dealings with members;

•      accounting, tax and legal matters;

•      communications and filings with regulatory agencies;

•      evaluating and choosing mortgage loans in which we will invest in accordance with our lending standards and policies;

•      deciding what loans, or interests in loans, to purchase from and sell to other funds managed by it or to other investors and the timing of those purchases and sales;

•      deciding what agreements we will enter into and whether we will enter into joint ventures with other companies or investors to invest in loans;

•      originating, closing and administering new loan opportunities in accordance with our lending standards, policies and applicable lending regulations, including post-closing, quality control, and loan management;

•      servicing and managing our loan portfolio, including loan collection, payment processing, dealing with foreclosures and real estate owned properties, and determining appropriate loan loss reserves on properties securing our loans;

•      entering into third party financing arrangements for us;

•      managing our other operations, if any; and

•      acting as the “Tax Matters Partner” in connection with administrative or judicial proceedings in respect of federal taxes arising out of members’ distributive shares of profits.

The Manager obtains borrowers through brokers, advertisements, referrals and repeat business.

In processing a loan, the Manager:

•      orders and/or reviews a property title search;

•      as part of conducting a market value analysis, generally performs a property inspection, reviews any existing appraisals or property valuation reports, which in many cases will be addressed to third parties and not the Manager, and, typically, obtains sales prices of comparable properties that have recently sold and for properties being offered for sale in the area;

•      understands and evaluates borrower plan for property development, as applicable; reviews and evaluates borrower ability to execute planned strategy to repay the loan; and

•      as may be prudent, in the opinion of the Manager, reviews the borrower’s background, credit and financial information and perform a litigation review.

Since 1995, the Manager has arranged more than 600 loans totaling more than $704.7 million secured by deeds of trust or mortgages. As of December 31, 2007, the Manager serviced a portfolio of approximately $429.1 million in trust deed or mortgage loans.

Fiduciary Duties of the Manager.  Under California law, a manager is accountable to a limited liability company as a fiduciary, which means that a manager is required to exercise good faith and integrity with respect to company affairs. This fiduciary duty is in addition to those other duties and obligations of, and limitations on, the Manager which are set forth in our operating agreement. Our business operations and affairs are managed entirely by the Manager, which is subject to certain conflicts of interest. See “Potential Conflicts of Interest” below in this section.

The Manager must make available to any member or such member’s authorized representative for inspection and copying during business hours certain information concerning us, including a current list of each member and the capital contribution, percentage interest and the capital account of each member, a current list and address of the Manager, a copy of our operating agreement and articles of organization, copies of certain of our federal, state and local tax or information returns and reports, copies of certain of our financial statements, and our books and records relating to our internal affairs for certain recent periods.

Our operating agreement provides that the Manager shall have no liability to us for losses resulting from errors in judgment or other acts or omissions, so long as the Manager in good faith determined that its course of conduct was in our best interests and did not constitute fraud, bad faith or willful misconduct. The operating agreement also provides that we will indemnify the Manager against any loss, expense, claim or liability (including reasonable attorneys’ fees) resulting from any claim or legal proceeding brought by members or third parties relating to any act or omission concerning our activities, including derivative suit claims, so long as the Manager in good faith determined that its course of conduct was in our best interests and did not constitute fraud, bad faith or willful misconduct. Therefore, members may have a more limited right of action than they would have absent these provisions in the operating agreement. Because any indemnification of the Manager is payable solely from our assets, a successful indemnification of the Manager or any litigation that may arise in connection with the Manager’s indemnification could deplete our assets.

Potential Conflicts of Interest.  The relationships among the Manager, the officers, the director and other affiliates of the Manager and us will result in various conflicts of interest. The Manager and its officers and the director and other affiliates are engaged in business activities involving real estate lending and real estate investing and may engage in additional business activities in the future that may be competitive with us. The Manager and its officers and director are required to exercise their fiduciary duties to us and to our members in a manner they believe will preserve and protect our interests and those of our members.

The interests of the Manager will conflict with our interests in important areas described below. Members must rely on the general fiduciary standards which apply to the Manager to prevent unfairness by the Manager or an affiliate of the Manager in a transaction with us. See “Fiduciary Duties of the Manager” above in this section. We have not been represented by separate legal counsel in connection with our formation or our dealings with the Manager. Except as may arise in the normal course of the relationship, there are no transactions presently contemplated between us and the Manager (or its affiliates) other than those discussed in or contemplated by this Annual Report on Form 10-K.

Compensation.  None of the compensation to the Manager set forth under “Item 13—Certain Relationships and Related Transactions, and Director Independence” was determined by arms’ length negotiations. For most loans, the Manager receives a loan origination fee of between 4% and 6%. Renewal fees are typically between 3% and 6% and forbearance fees are typically between 1% and 1.5%. These fees may be higher or lower depending upon market conditions. Any increase in such charges may have a direct, adverse effect upon the interest rates that borrowers will be willing to pay us, thus reducing the overall rate of return to members. Conversely, if the Manager reduced loan origination, renewal and forbearance fees, we might obtain a higher rate of return. This conflict of interest will exist in connection with all our loan transactions, and members must rely upon the fiduciary duties of the Manager to protect their interests. We will generally charge borrowers interest at rates generally prevailing in the geographical areas where the security property is located for loans to comparable borrowers of similar creditworthiness, size, duration and the amount of our loans relative to the value of the real property securing our loans.

The Manager has the right to retain the services of other firms, in addition to or in lieu of the Manager, to perform brokerage services, loan servicing and other activities in connection with our loan portfolio.

Other Funds or Businesses.  The compensation structure applicable to the Manager in connection with loans that are arranged or originated for Fund I, Fund III, Income Fund, First Street Fund, Commercial Fund or individual investors may be different, and may be more lucrative to the Manager than the compensation payable to the Manager in connection with loans arranged for us. As a result, the Manager may have a financial incentive to arrange loans for Fund I, Fund III, Income Fund, First Street Fund, Commercial Fund or for private investors rather than us, and our members must rely on the fiduciary duties of the Manager to protect their interests under such circumstances.

The Manager manages Fund I, Fund III, First Street Fund, Income Fund and Commercial Fund and in the future the Manager may also sponsor other funds formed to conduct business similar to ours. In addition, the Manager, officers of the Manager, other affiliates of the Manager and other investors and clients of the Manager invest in loans and may compete with us for investment opportunities. If these other funds or officers of the Manager have funds to invest at the same time as we do, the Manager will have conflicts of interest in determining whether to offer a particular loan opportunity to us or to these other funds. The Manager will decide which loans are appropriate for funding by us or by such other funds after consideration of all relevant factors, including the size of the loan, portfolio diversification and amount of uninvested funds, but such decisions will not be subject to review or approval by members. The Manager is required by the terms of the operating agreement it has entered into with a member of Commercial Fund to offer loans to Commercial Fund and other funds that are managed by the Manager in a specified order of rotation.

The Manager may engage for its own account, or for the account of others, in other business ventures, similar ours or otherwise, and neither we nor any member shall be entitled to any interest therein.

We will not have independent management and will rely on the Manager for our operations. The Manager is required to devote only so much time to our business as the Manager may deem to be reasonably necessary for the conduct of our business. The Manager will have conflicts of interest in allocating management time, services and functions among its business interests and us.  As described above under “Overview,” David Choo, the sole director of the Manager has  undertaken a plan to liquidate certain of his investments in order to increase the Manager’s  liquidity and the likelihood it can retain sufficient staff to be able to discharge its responsibilities to us and such other entities.

Sale of Defaulted Loans or Real Estate Owned to Affiliates.  When we acquire real property as a result of foreclosing on a property securing a loan, the Manager’s first priority will be to use its best efforts to sell the property for a fair price on the open market. If, after 90 days, the property cannot be sold for a fair price, the Manager may arrange a sale to the Manager itself or to persons or entities controlled by or affiliated with the Manager (e.g., to another entity formed by the Manager or its affiliates or where the Manager or its affiliates may share management or ownership). In the event a loan goes into default, the Manager may arrange a sale of the loan to the Manager itself or to persons or entities controlled by or affiliated with the Manager. The Manager will be subject to conflicts of interest in arranging such sales since it will represent both parties to the transaction. For example, it will be determining the purchase price and other terms and conditions of sale for both us and the potential buyer. The Manager’s decision will not be subject to review by any outside parties. In the event the property is sold by the Manager or an affiliate of the Manager, the net purchase price must be (i) no less favorable to us (taking into account any avoided commissions or other cost savings) than any bona fide third-party offer received, and (ii) no less than the total amount of our “investment” in the property.

A portion of the purchase price for real property may be paid by the Manager or affiliate executing a promissory note in favor of us, secured by a mortgage on the property. In such a case, the total amount of the promissory note and any senior mortgages against the underlying real property will not exceed 90% of the purchase price of the property, and the note will otherwise contain terms and conditions consistent with those that would be contained in similar notes executed by third parties in arm’s length transactions.

Sale or Purchase of Loans from the Manager or Other Funds Managed by the Manager.  The Manager sells loans or portions of loans from our loan portfolio and purchases loans or portions of loans for our loan portfolio to or from other funds that it manages, investors for whom it acts as servicer or third parties. Loans purchased from the Manager or its affiliates cannot be purchased at premium, and loans sold to the Manager or any of its affiliates cannot be sold at a discount. Under our operating agreement, we may sell existing loans to the Manager or its affiliates, but only so long as we receive net sales proceeds equal to the total unpaid balance of principal, accrued interest and other charges owing under such loan, or the fair market value of such loan, whichever is greater. In addition, our operating agreement provides that we may purchase loans from the Manager or its affiliates so long as at the time of purchase the borrower is not in default under the loan and no brokerage commissions or other compensation by way of premiums or discounts are paid to the Manager or any of its affiliates by reason of such purchase (except loan origination fees earned upon initial funding of the loan). The Manager may also arrange sales of loans in our loan portfolio when the Manager determines that it appears to be in our interests for us to do so, based upon then current interest rates, the length of time that we have held the loan, and our overall investment objectives, such as loan diversification, liquidity and optimizing the investment of available cash.

Competition

The Manager faces intense competition in the business of originating or acquiring loans and loan interests for us. The Manager believes that the number of market participants in California alone who make mortgage loans to borrowers who cannot or do not want to obtain loans from conventional mortgage lenders is in the thousands. The Manager competes for borrowers with other private mortgage commercial lenders, subprime commercial lenders, hedge funds, investment banks, mortgage real estate investment trusts, private investors, commercial banks and others. Competition among industry participants can take many forms, including convenience in obtaining a loan, amount and term of the loan, speed in closing loans, customer service, loan origination fees and interest rates. To the extent any competitor significantly expands their activities in the nonprime market, we could be adversely affected.  Because the Manager services all loans in our loan portfolio, we are able, unlike most conventional mortgage lenders, to make loans secured by a combination of commercial and income producing properties, residential and land.

The Manager also faces significant competition with these same entities in the sale of loans, and with these same entities and other owners of real estate in the sale of REO. The distressed capital and real estate markets further restrict opportunities to negotiate transactions and heighten the impact of competition.

Regulation

Our operations are conducted by the Manager. In addition, the Manager earns origination and servicing fees. Both we and the Manager hold California Finance Lender licenses.  The Manager also holds a California real estate broker’s license. Each of these licenses requires that certain reports be filed with the California Department of Corporations or the California Department of Real Estate.

We have not qualified as a real estate investment trust under the Internal Revenue Code, and therefore we are not subject to the restrictions on activities that are imposed on real estate investment trusts. We believe that we conduct our business so that we are not an investment company within the meaning of the Investment Company Act of 1940.

We and the Manager are subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. We are also subject to various federal and state securities laws regulating the issuance and sale of securities.

If our assets are deemed to be “plan assets” under ERISA, then the following issues will arise and impact ERISA-subject plan and individual account (“IRA”) investors:

•                  our investments will be subject to the prudence standards and other provisions of ERISA applicable to investments by plans and their fiduciaries would extend to our investments;

•                  certain of our transactions might constitute or result in a “prohibited transaction” under ERISA and the Internal Revenue Code because the Manager would be deemed to be a fiduciary (and therefore a “party-in-interest”) with respect to the ERISA plans and IRA investors; and

•                  our audited financial information would have to be reported annually to the U.S. Department of Labor (the “DOL”).

Under DOL regulations, when an ERISA-subject plan or IRA acquires an equity interest in another entity, such as any of our membership interests, the underlying assets of that entity will be considered “plan assets” unless an exception is available. We expect to rely on the “insignificant participation” exception in operating our business, which will be available if less than 25% of our percentage interests are held in the aggregate by ERISA Plan and IRA investors.

Should the Manager or we fail to adhere to applicable regulations, we could face potential disciplinary or other civil action that could have a material adverse effect on our business. The provision of our operating agreement which provides for indemnification of the Manager does not provide for such indemnification only in the case of the Manager’s failure in good faith to determine that its conduct was in our best interests and did not constitute fraud, bad faith or willful misconduct.

Item 1A.     Risk Factors

An investment in our membership interests involves a significant degree of risk and is suitable only for investors who have no need for liquidity in their investments. Prospective investors should carefully consider the following risks and other factors before making their investment decisions.

Risks Relating to Our Ability to Continue Our Operations

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

In its audit report on our financial statements for our fiscal years ended December 31, 2007 and 2006, our independent registered public accounting firm included an explanatory paragraph indicating that we have experienced a significant decrease in cash flows. In addition, a number of our loans are in default. Our illiquid position may prevent us from protecting our position with respect to the property securing the defaulted loans. In addition, we are in default on a loan collateralized by a significant portion of the loan portfolio, causing substantial doubt about our ability to continue as a going concern.  By including an explanatory paragraph in their opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without an infusion of additional funds.  While David Choo, the sole director of the Manager, has agreed to contribute or advance up to $5.0 million in funds from property sales to the Manager to be used to pay notes and other obligations the Manager has to us and the other entities that it sponsors, there can be no assurance that we will receive all or any portion of this amount in a timely manner or at all, or even if such amounts are received, that they will be sufficient to assure our continued ability to operate.

Our Manager’s own lack of liquidity may render it unable to continue to provide us services, disrupting our operations and potentially forcing us to seek bankruptcy protection.

During the latter part of 2007 and in January of 2008, our Manager supported our operations and those of certain other entities it manages by, among other things, electing to forego asset management and other fees to which it was entitled and absorbing our other operating costs and purchasing impaired loans, the effect of which was to exhaust our Manager’s liquid assets and raise substantial doubt about its ability to continue as a going concern.  These liquidity issues and the Manager’s ability to continue as a going concern may affect its ability to continue to serve as our Manager and/or cause it to seek protection under the U.S. Bankruptcy Code. The Manager services all the loans we own (and as such is responsible for collections of interest and principal, and maintaining the security supporting the loans), and provides or obtains administrative services on our behalf, including accounting and legal services.  While Mr. Choo has agreed to contribute or advance up to $1.5 million in funds from property sales to the Manager to fund the Manager’s overhead and operating expenses, there can be no assurance that the Manager will receive all or any portion of this amount in a timely manner or at all, or even if such amount is received, that it will be sufficient to assure the Manager’s continued ability to operate.

If the Manager becomes unable to provide or obtain services necessary to our operation, we would be required to seek a new manager, which may prove difficult if not impossible given our current financial condition and illiquid position, or do without such services, in which case deterioration of our assets, internal controls and regulatory compliance may be further exacerbated.    If the Manager is unable to provide us services or seeks bankruptcy protection, we may also file a voluntary proceeding under the U.S. Bankruptcy Code or have an involuntary proceeding filed against us.  Such a proceeding would likely involve the liquidation of our assets by a bankruptcy trustee over time, which liquidation may be more costly than if done by the Manager.

Risks Relating to Our Loans

Our ability to generate cash for our operations, to make additional loans, or to fund redemptions or distributions for members, will depend primarily on the ability of our borrowers to make timely payments on, and ultimately repay their loans, and defaults by a significant number of borrowers on their loan payments would have a material adverse effect on our operations and financial condition.

We derive cash from operations primarily from interest payments by borrowers on their loans, and obtain funds for making new loans and satisfying member redemptions from cash from operations and loan repayments and additional capital from members. The ability of borrowers to make payments on their loans depends on a number of factors, including cash flow from their own operations, sale or refinancing of property and their other assets, and many such borrowers have been adversely affected by the recent turmoil in the real estate and credit markets.  Further, a significant portion of our loan portfolio is secured by land which typically does not generate cash until the property is sold or refinanced.  If a default occurs on any mortgage loan we own, we may bear the risk of loss to the extent of any deficiency between the value of the mortgaged property plus any payments from any guarantor, and the amount owing on the mortgage loan.

Defaults on mortgage loans have historically coincided with declines in real estate values, which are difficult to anticipate and may depend on local economic conditions. Increased exposure to losses on mortgage loans can reduce the value of our loan portfolio. Nationwide declines in housing prices have already occurred during 2007 and appear to be continuing into 2008.  As of December 31, 2007, approximately 83% of our loan portfolio was secured by land.  A substantial portion of these land parcels were intended to be developed into single family housing.  The general decline in home prices has negatively impacted our borrowers’ ability to develop and sell homes, further impacting their ability to make loan payments or pay off our loans. As a result, as of May 31, 2008, 73% of our land loans were in default.

The failures by our borrowers to make timely payments on their loans, has substantially reduced the cash available to us to fund our operations, to make payments on senior defaulted loans, and repay our obligations, including our indebtedness, and materially adversely affected our financial condition, causing us to suspend redemptions and distributions to our members as of March 31, 2008.  If these negative trends continue, the value of our loans and our interest income and cash flows would be further reduced.  Failure of borrowers to make interest payments for the next several months would exacerbate this issue and may lead to further reductions in investor equity.

Fluctuations in interest rates and the unavailability of mortgage funds (such as exists in the current environment) could adversely affect the ability of borrowers to refinance their loans at maturity or otherwise. If our borrowers are unable to refinance or liquidate their properties in a timely manner, our ability to fund our operations and protect our existing interests will be impaired.  Borrowings may be necessary to fund operations, make loans or repay indebtedness.  There are no third party sources of borrowings available to us now, and there can be no assurance that future borrowings will be available to us at all or in amounts sufficient and on commercially reasonable terms to enable us to meet our liquidity needs.

There are risks associated with junior mortgage positions, and we may not recover our initial investment in a foreclosure.

A number of our loans are secured by second or other junior mortgages.  Investments in loans secured by junior mortgages or deeds of trust are subject to greater risk in the event of a decline in property values than are loans secured by first mortgages or deeds of trust.

We are more likely to lose our entire investment in the case of a second or other junior mortgage than with first mortgage loans because upon any foreclosure or other sale of the property, the obligation secured by the senior lien must be paid in full before any obligation secured by a junior lien can be satisfied. There can be no assurance that any proceeds from the sale of property on which we have a junior lien will be available to satisfy the borrower’s loan obligation to us. Furthermore, to protect our junior security interest, we may be required to make substantial cash outlays for such items as loan payments to senior lien holders to prevent their foreclosing on the properties or for property taxes, insurance, repairs, maintenance and other expenses associated with the property.

As of May 31, 2008, we had a total of $24.1 million invested in loans secured by junior liens.  These junior loans are subordinate to defaulted senior loans totaling approximately $50.4 million on which the borrowers have stopped making their loan payments.  In order to prevent the foreclosure of these senior loans, through December 2007, we were making monthly interest payments of approximately $0.4 million per month in order to keep the defaulted senior loans current. Since this comprises most of our monthly cash flow from all sources, we currently do not anticipate advancing further funds to keep senior loans current. The Manager does not presently have the cash resources to advance these sums on our behalf.  The foreclosure of these senior loans would cause the complete loss of our investments in these junior loans, because the senior loan foreclosures would extinguish our junior liens (which are our only collateral) and the borrowers are not able to repay our loans from their own funds.

We may file for protection under the U.S. Bankruptcy Code in order to delay foreclosure by a senior lienholder, but this may be unsuccessful in protecting our interest.

We may file for protection under the U.S. Bankruptcy Code in order to delay foreclosure by a senior lienholder and protect our interest in a loan or a property. However, there can be no assurance that any such strategy would be successful.

We may be unable to distribute our earnings (if any) due to competing needs for our limited cash flow.

We may need to use any cash flow derived from our operations to make payments on defaulted senior loans, to repay our own indebtedness to third parties and otherwise to protect our loan investments and pay our expenses.  Therefore, even if we accrue earnings during any period, we may be unable to distribute those earnings to members who have elected to receive monthly distributions.  This occurred in March 2008 and we anticipate that this condition will continue indefinitely until such time, if ever, that our borrowers (or we, after-foreclosure) are able to sell or refinance their properties and repay our loans.

A number of factors could affect the value of the real property securing a loan that we make or the amount that we may recover through foreclosure, which may result in recovery of amounts that are less than the full amount of a loan.

The availability of mortgage assets that meet our criteria depends on, among other things, the size and level of activity in the real estate lending markets. The size and level of activity in these markets, in turn, depends on the level of interest rates, regional and national economic conditions, appreciation or decline in property values and the general regulatory and tax environment as it relates to mortgage lending. We are customarily an “asset” rather than a “credit” lender. This means that we may rely primarily on the value of the real property securing the loans to protect our investment. There are a number of factors which could adversely affect the value of the real property securing the loans, including, among other things, the following:

1.                          The Manager reviews independent appraisals or opinions of value of third-party brokers and will rely on its Market Value Analysis to determine the fair market value of real property offered to secure loans made by us. No assurance can be given that the appraisals or other valuations will be accurate in any or all cases. Moreover, since any appraisal or valuation fixes the value of real property at a given point in time, subsequent events could adversely affect the value of real property used to secure a loan, as has been the case with certain of the properties securing some of our current loans. Subsequent events may include nationwide, statewide or local economic, demographic, property or other trends, or may include specific local events. Neither an appraiser nor the Manager will be able to predict with any certainty whether these events will occur after a loan is made. Moreover, in some cases, the independent appraisals that borrowers provide to us have often been completed one or more years prior to the time the Manager funds their loans.

2.                          We may be forced to foreclose on a defaulted mortgage loan in order to recoup part of our investment, which means we might hold title to the underlying property until we are able to arrange for resale and will therefore be subject to the liabilities of property owners. These costs may be significant and may exceed the value of the property. In addition, current laws may materially limit our ability to resell foreclosed properties, and future laws, or more stringent interpretations or enforcement policies of existing requirements, may increase our exposure to liability. Further, foreclosed property is not generally financed and may require considerable amounts of capital before sold, which capital may not be available.  If we cannot quickly sell the property, and the property does not produce any significant income, our profitability will be adversely affected.

3.                          To the extent that loans are secured by improved real property, the improvements will likely constitute a significant portion of the value of the real property security for the loans. In the event that improvements are destroyed or damaged, the value of the real property security will be correspondingly diminished to the extent not covered by insurance. Even where insurance coverage exists, the insurer may deny insurance coverage or the amount of the insurance may not be adequate to cover the amount of the loss. In addition, there are certain types of losses (generally of a catastrophic nature) which are either uninsurable or not economically insurable, such as losses due to war, floods, mudslides or other acts of God. Should any of those disasters occur, we could suffer a loss of principal and interest on the loan secured by the uninsured property.

4.                          Due to certain provisions of California law applicable to all real estate loans, if the real property security proves insufficient to repay amounts owing to us, it is unlikely that we would have any right to recover any deficiency from the borrower.

5.                          The recovery of sums advanced by us in making or investing in loans and protecting our security may also be delayed or impaired by the operation of  the U.S. Bankruptcy Code or by challenges by borrowers to the manner in which a loan was made or other terms of the loan. Any borrower has the ability to delay a foreclosure sale by us for a period ranging from several months to several years simply by filing a petition in bankruptcy, which automatically stays any actions to enforce the terms of the loan. The length of this delay and the associated costs may have an adverse impact on our profitability.

6.                          If toxic or hazardous substances are present in real property we acquire through foreclosure, we may be responsible for the costs of removal or treatment of the substances. Clean up or treatment costs could exceed the value of the real property. Even if we do not foreclose on a contaminated site, the mere existence of hazardous substances on the property may depress the market value of the property so that the loan is no longer adequately secured, which may result in a substantial or total loss of the amount invested in a loan.

The lien that we have on property securing loans that we make may be subject to senior liens which allow the senior lienholder to accelerate the loan if the borrower grants a lien on the property to a junior lienholder.

A “due-on-encumbrance” clause contained in a senior deed of trust, which permits the holder of the deed of trust to accelerate the loan if the borrower executes an additional deed of trust on the security property in favor of a junior lienholder, is enforceable in all cases except when the security property consists of residential property consisting of four or fewer units. The Manager intends to follow customary and prudent lending practices when potential security property for a loan (except residences with four or fewer units) is already encumbered by a senior deed of trust which contains a “due-on-encumbrance” or “prohibition against junior financing” clauses and, if deemed necessary, the Manager, before making the loan, may obtain the written consent of the senior lienholder agreeing not to enforce the “due-on-encumbrance” or “prohibition against junior financing” clauses by reason of our loan.

Risks Relating to Our Business and Lending Activities

Our results of operations are subject to fluctuations in interest rates and other economic conditions over which we have no control, and any significant decline in economic activity may impact our ability to realize on the loans we have made and to make additional loans and may result in lower interest rates on the loans we make and consequently result in lower net income to members or the inability to return to members the amounts of their investments.

Our results of operations will vary with changes in interest rates and with the performance of the real estate market in California and, to a lesser extent, in certain other states. When the economy is healthy, we believe that more people borrow money to acquire or develop real property. However, when the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. Also, when the economy enters a recession, real estate development may slow down and the values of real properties may decline. These changes in interest rates or in the economy may result in increased delinquencies and defaults, and in our investing in fewer loans or having fewer loans to acquire and will therefore reduce our revenues and the distributions to members.

In more typical economic scenarios, if interest rates decline and lower interest rate mortgage loans are available, a borrower may prepay its obligations on its existing higher interest rates loans. Since our rates are typically higher than those of conventional mortgage lenders and we typically do not have prepayment penalties in our loans, it is more likely that borrowers will prepay our loans in these circumstances. To the extent we have funds available, we would continue to invest in loans at competitive market interest rates. If interest rates decline with respect to future investments, we will invest funds at the market rate, which will reduce the overall yield.

If interest rates rise, our borrowers may find it more difficult to refinance our loans when they mature or to sell their properties. This would increase the risk that our borrowers will not be able to refinance their loans or will default on their loans. On the other hand, if interest rates rise, to the extent we have funds available, we may originate loans at higher rates increasing overall yield.

Because of the current turmoil in the mortgage and credit markets and the prospects of recession, we now face the combination of declining interest rates and the inability of borrowers to refinance their loans and sell their properties, increasing delinquencies and the prospect that we may not fully recover our investments in our current loans.

Our ability to invest in loans also depends in part on the availability of mortgage loans that meet our criteria, which in turn depends on, among other things, the size and level of activity in the real estate lending markets.  The size and level of activity in these markets depend on the level of interest rates, regional and national economic conditions, appreciation or decline in property values and the general regulatory and tax environment as it relates to mortgage lending.  Because of the current turmoil in the mortgage and credit markets and our illiquid position, our ability to invest in new loans has been adversely affected.  Since December 2007 we have made no new loans.  The inability to make new loans restricts loan portfolio diversification.

Further market deterioration could result in losses that exceed current or future levels of the allowance for loan losses.

While loan loss reserves reflect the Manager’s current understanding of market conditions, further economic or market deterioration could result in losses that exceed current or future levels of the allowance for loan losses, which would adversely impact our net income.

We and the Manager may face lawsuits by borrowers relating to our lending activities which could adversely affect our profitability.

The Manager intends to act in good faith and use reasonable judgment in selecting borrowers and making and managing the loans. However, as lenders, both we and the Manager are exposed to the risk of litigation by a borrower or its affiliates, successors or assigns challenging the terms of the loans or the actions or representations of the Manager in making, managing or foreclosing on the loans. It is impossible for the Manager to foresee what allegations may be brought, and the Manager will use its best efforts to avoid litigation if, in the Manager’s judgment, the circumstances warrant an alternative resolution. If an allegation is made and/or litigation is commenced against us or the Manager, we will incur legal fees and costs to respond to the allegations and to defend any resulting litigation. If we incur these fees and costs, this could have an adverse effect on our profitability and reduce the distributions to our members. In addition, in the event claims by the borrower against us are upheld by a court or regulatory authorities, loan principal, interest and other charges which we may have been entitled to may not be recoverable from the borrower.

We could incur liability for the remediation of hazardous substances as a result of our lending activities or as a result of foreclosure on properties that secure loans that we make, and the cost to remediate any hazardous substances could be substantial, which could adversely affect our financial condition.

We do not and will not participate in the on-site management of any facility in order to minimize the potential for liability for cleanup of any environmental contamination under applicable federal, state, or local laws.

Under current federal and state law, the owner of real property contaminated with toxic or hazardous substances (including a mortgage lender that has acquired title through foreclosure) may be liable for all costs associated with any remedial action necessary to bring the property into compliance with applicable environmental laws and regulations. This liability may arise regardless of who caused the contamination or when it was caused.

There can be no assurance that if we foreclose on real property that we would not incur full recourse liability for the entire cost of any removal and cleanup, or that the cost of the removal and cleanup would not exceed the value of the property. In addition, we could incur liability to tenants and other users of the affected property, or users of neighboring property, including liability for consequential damages. We would also be exposed to risk of lost revenues during any cleanup and to the risk of lower lease rates or decreased occupancy if the existence of toxic or hazardous substances or sources on the property becomes known. If we fail to remove the substances or sources and clean up the property, it is possible that federal, state, and /or local environmental agencies could perform the removal and cleanup, and impose and subsequently foreclose liens on the property for the costs. We may find it difficult or impossible to sell the property prior to or following the cleanup. We could be liable to the purchaser thereof if the Manager knew or had reason to know that toxic or hazardous substances or sources existed. In that case, we could also be subject to the costs described above. If toxic or hazardous substances are present on real property, the owner may be responsible for the costs of removal or treatment of the substances. The owner may also incur liability to users of the property or users of neighboring property for bodily injury arising from exposure to toxic or hazardous substances. If we are required to incur removal and cleanup costs or satisfy the liabilities described above, this could have a material adverse effect our profitability.

Even if a mortgage lender does not foreclose on a contaminated site, the mere existence of hazardous substances on the property may depress the market value of the property so that the loan is no longer adequately secured. Additionally, if a borrower is required to incur removal and cleanup costs or satisfy the liabilities described above, this could result in the borrower’s inability to repay its loan.

A lender’s best protection against environmental risks is to thoroughly inspect and investigate the property before making or investing in a loan; however, environmental inspections and investigations are expensive, and may not be financially feasible in connection with a particular size and type of loan we may make, particularly if the collateral is residential property. In addition, given the timeframes in which we make loans, we may not be able to obtain an appropriate (Phase I or Phase II) report on the property securing the loan and toxic contamination reports or other environmental site assessments will generally not be obtained by us in connection with our loans.

We may face other real property related liabilities as a result of our lending or foreclosure activities.

When we acquire any equity or leasehold interest in real property by direct investment, foreclosure or otherwise, we are exposed to the risks of liability incident to real property ownership or tenancy. Owners of real property may be subject to liability for injury to persons and property occurring on the real property or in connection with the activity conducted thereon, and liability for non-compliance with governmental regulations.

Our investment practices are not supervised or regulated by any federal or state authority.

Our management and investment practices are not supervised or regulated by any federal or state authority, except to the extent that certain of the lending and brokerage activities of us and the Manager are subject to supervision or regulation by the California Department of Real Estate or Department of Corporations. Therefore, members may not rely on the oversight of federal or state regulatory authorities over our business and affairs.

We may face losses due to fines, penalties and other amounts relating to any governmental action to enforce alleged violations of lending laws.

While the Manager will use its best efforts to comply with all local, state and federal lending regulations, there is the possibility of governmental action to enforce any alleged violations of the lending laws which may result in legal fees, damage awards or fines and penalties. While the Manager has never been cited for any violations of those laws in the past, there is always a risk of potential governmental enforcement action which may lead to losses by us.

The Home Ownership and Equity Protection Act of 1994 (“HOEPA”) imposes restrictions on and requires certain Truth-in-Lending disclosures with respect to mortgage loans secured by a consumer’s principal dwelling (other than purchase money or construction loans and reverse mortgages) which either: (a) bear interest at an annual percentage rate that is 10 percentage points higher than the yield on Treasury securities having comparable periods of maturity; or (b) involve payment of points and fees by the consumer in excess of the greater of 8% of the loan amount or $400. A failure to comply with HOEPA subjects the lender to a loss of all finance charges and fees paid by the consumer and may be grounds for rescission by the consumer. HOEPA raises significant questions as to its application and interpretation, especially in cases involving clerical errors that result in mistaken disclosures. We may make loans that are subject to HOEPA and if we do so we intend to comply with the requirements of the HOEPA. However, it is possible that we may inadvertently fail to comply with the requirements of the HOEPA, which may result in unanticipated costs and losses to us.

Further, the California legislature and local governments have enacted certain statutes and ordinances designed to discourage so-called “predatory” lending practices by mortgage lenders.  The Predatory Lending Law in California applies to consumer loans with an original principal balance of less than $250,000 and provides civil and administrative remedies against persons who willfully and knowingly violate provisions of this law.  We do not intend to make any loans that would be subject to that California statute or any of those local ordinances, although it is possible that we may inadvertently make a loan that is subject to that California statute or those local ordinances, which may result in unanticipated costs and losses to us.

Risks Relating to Our Borrowing

We have and in the future may assign any portion of our loan portfolio as security to a third party lender, and if we fail to meet our payment or other obligations under the loan from the third party lender, we may risk losing the loans we assign as security to the lender and the lender may have recourse to our other assets, which would adversely affect our financial condition and the return on investment of our members.

We may borrow funds in order to fund mortgage loans. We may assign most or all of our loan portfolio to those lenders for the loans.

The funds that we borrow from lenders may accrue interest at a floating rate of interest. However, to date, most or all of our loans have been made at a fixed rate of interest. If the floating rate on funds borrowed should increase such that the cost of borrowed funds exceeds the fixed rate of interest that we are earning on the fixed rate portion of our loan portfolio, we may default under our loan and security agreement with a lender. If some or all of our loan portfolio is assigned to a lender as security for the loan, we would be at risk of losing our assets (i.e., our loans and the underlying real property security), which loss may subsequently cause losses to members.

Various other events may cause us to default under a loan thereby allowing a lender to foreclose on our loan portfolio. These events may include our failure to observe any of the covenants contained in the loan agreement, our default under any other loan agreement to which we are a party, the bankruptcy or insolvency of the Manager, and other events specified in the loan agreement. Thus, we are at risk of losing most or all of our loan portfolio on the occurrence of many events that do not directly relate to our ability to service the loans and some of which are not within our control.

As of December 31, 2007, we had one promissory note outstanding in the principal amount of $21.2 million related to a loan from our affiliate, Income Fund.  The original principal amount of the loan was $25.0 million, which Income Fund borrowed from Wells Fargo Foothill in order to make the loan to us. The interest rate from Wells Fargo Foothill to Income Fund, and from Income Fund to us, is one-month LIBOR plus 6.5%. We borrowed this amount in order to originate a $48.0 million loan to several borrowers under common ownership, which loan is secured by several large land properties. This loan is one of three loans to the same borrowers secured by deeds of trust with differing priorities on these properties: a $48.0 million loan, a $20.0 million loan and an $18.0 million loan.  We have no ownership interest in the $20.0 million loan, but we own a 14.4% or $2.6 million interest in the $18.0 million loan. The borrowers under these loans have not made any payments since the last disbursement from the interest reserve in July 2007. The lenders on all three loans have entered into forbearance agreements with the borrowers to forbear from exercising remedies until May 1, 2008.  However, the borrower has defaulted on the forbearance agreement and we have initiated foreclosure proceedings on the properties securing the loan. As the owner of a portion of the $18.0 million loan, we paid our pro-rata share of interest on the $20.0 million loan in order to protect our lien position. Another holder of a portion of the $18.0 million loan, also managed by the Manager, elected to make advances to pay interest on the $48 million loan.  As of January 2008, we and the other owners decided to cease making advances to pay interest on the senior debt secured by these properties while the Manager pursues foreclosure proceedings.

As security for the loan from Income Fund and the loan from the Wells Fargo Foothill, we pledged our interest in the $48.0 million loan and our interest in the Fund II Collateral to Income Fund and Wells Fargo Foothill. Income Fund has assigned our $25.0 million promissory note and its interest in the Fund II Collateral to Wells Fargo Foothill as security for the $25.0 million loan that it received from Wells Fargo Foothill. Our promissory note to Income Fund, as well as the Wells Fargo Foothill loan to Income Fund, matured on May 31, 2007. Income Fund is in technical default under this loan.  The Manager is currently in discussions with Wells Fargo Foothill to further extend the forbearance until December 31, 2008 although there can be no assurance that the Manager will be successful.  We have continued to make monthly interest payments on our promissory note to, and Wells Fargo Foothill continues to accept these payments from, Income Fund. Income Fund has also agreed to not exercise its default remedies pending discussions with Wells Fargo Foothill.

If Wells Fargo Foothill elected to exercise its remedies and foreclosed on the Fund II Collateral, we could lose our equity in the Fund II Collateral unless we are able to repay the Wells Fargo Foothill loan or protect our interest by bidding at the foreclosure sale. It is unlikely that we would have cash sufficient to pay the Wells Fargo Foothill loan prior to a foreclosure sale. Wells Fargo Foothill would also have recourse against our assets and will not be required to first seek recovery from the Fund II Collateral. Whether Wells Fargo Foothill should choose to recover the current amount we owe under the $25 million loan from our general assets or from a foreclosure on the Fund II Collateral, there would be an adverse effect on our financial condition and amounts available for distribution to our members.

Risks Relating to the Manager

Members will not have any opportunity to participate in our management and must rely on the Manager and the officers of the Manager to manage us; therefore, the loss of the Manager or any of its officers may adversely affect our business and operations.

Members will not have a voice in our management decisions and can exercise only a limited amount of control over the Manager. In addition, members will have no opportunity to review potential Fund loans. The Manager will make all decisions with respect to our management, including the determination as to what loans to originate or purchase, and we are dependent to a substantial degree on the Manager’s continued services. In the event of the dissolution, death, retirement or other incapacity of the Manager or its officers, the inability of the Manager to continue in operations or its bankruptcy, our business and operations may be adversely affected.

We will compete with the Manager and its affiliates, as well as others engaged in the mortgage lending business, including other investors, which may limit the availability of secured loans and the quality of our loan portfolio, and the Manager will not be required to devote its full time to our affairs.

The Manager has substantial prior experience in the mortgage lending business. Due to the nature of our business, our profitability will depend to a large degree upon repayment of our current loans and the future availability of secured loans or loan interests. We will compete with the Manager, its affiliates, its investors, institutional lenders and others engaged in the mortgage lending business, some of whom have greater financial resources and experience than us. Competition in the mortgage lending business may affect our ability to obtain both the quantity and quality of loans that we desire for our loan portfolio. In addition, the Manager is not required to devote its full time to our affairs, but only such time as the Manager may deem to be reasonably necessary for the conduct of our business. Its management of other entities may limit the time and services that it devotes to us.

Our success is dependent on the performance of the Manager, and therefore, if the Manager is unable to serve as our manager for any reason or unable to devote the time necessary to manage us, our performance may be adversely affected.

Because our day-to-day affairs are managed exclusively by the Manager, and we rely on the Manager’s expertise to locate and evaluate lending opportunities for us and to manage our loan portfolio, our performance may be adversely affected if it becomes necessary to find another manager if the Manager, for any reason, were unable to continue to serve in this capacity or unable to devote the time necessary to manage our affairs. If the Manager suffers or is distracted by adverse financial or operational problems in connection with operations unrelated to us, its ability to allocate time and/or resources to our operations may be adversely affected. If the Manager is unable to allocate sufficient resources to oversee and perform our operations for any reason, our financial performance, including net income and the amount of cash we are able to generate may decrease significantly.

Risks Relating to Our Membership Interests

Members may not be able to liquidate their membership interests.

Mortgage interest rates are subject to abrupt and substantial fluctuations, but membership interests are a relatively illiquid investment. If prevailing interest rates rise above the average interest rate being earned by our loan portfolio, investors may wish to liquidate their membership interests in order to take advantage of higher returns available from other investments, or for other reasons, but may be unable to do so because of limitations on redemptions in our operating agreement. Under our operating agreement, a member may redeem all or a portion of that member’s capital account, but only with 60 days’ prior written notice to the Manager and subject to availability of cash available to make this redemption. In addition, we will not be required to liquidate the capital account of any redeeming member to the extent the aggregate distributions paid to all redeeming members during any twelve month period would exceed 10% of the aggregate capital accounts of all members at the beginning of that period. Due to these limitations on redemption of a member’s capital account, members may not be able to liquidate their investment in a timely manner in order to take advantage of higher returns available from other investments, in an emergency or for any other reason.  Because our current liquidity is severely limited, we are not presently redeeming any members’ capital accounts and do not expect to be able to do so for the foreseeable future.

There is no public market for membership interests and none is expected to develop in the future.

There is no public market for our membership interests and, even if potential buyers could be found, the transferability of units is also restricted by the provisions of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 147 thereunder, the California Corporate Securities Law of 1968, as amended, the regulations thereunder and by the provisions of our operating agreement. Any sale or transfer of units also requires the prior written consent of the Manager, which may be withheld in its sole discretion and may require the prior written consent of the California Commissioner of Corporations. Furthermore, members have only limited rights to redeem their interests or withdraw from the Fund or to otherwise obtain the return of their invested capital. Therefore, all members must be capable of bearing the economic risks of investment in us with the understanding that their membership interests may not be liquidated by resale and should expect to hold their membership interests for an undetermined period of time. Because our current liquidity is severely limited, we are not presently redeeming any members’ capital accounts and do not expect to be able to do so for the foreseeable future.

Other Risks

We have identified material weaknesses in our internal control over financial reporting that could cause investors to lose confidence in the reliability of our financial statements.

The management of the Manager has identified two material weaknesses in our internal control over financial reporting as of December 31, 2007. These arise from: 1) Manager personnel in the controller function not having the specific, requisite qualifications and training necessary to ensure the financial statements and all necessary disclosures are prepared and included in accordance with generally accepted accounting principles and other SEC reporting requirements; and 2) the Manager not maintaining sufficient contemporaneous documentation related to the analysis, considerations and conclusions in support of adjustments to property values.  Both of these material weaknesses result in a reasonable possibility that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected on a timely basis. As a result, we must perform additional procedures to obtain reasonable assurance regarding the reliability of our financial statements. Because of this identification of material weaknesses in internal control over financial reporting and by virtue of our failure to timely file this Annual Report on Form 10-K, and the subsequently required Form 10-Q for the quarter ended March 31, 2008, the Chief Executive/Chief Financial Officer and the President of the Manager concluded that as of December 31, 2007 and as of the date of this report, our disclosure controls and procedures were not effective. The Manager’s limited liquidity and other demands on its resources may make it difficult to eliminate the material weaknesses or to otherwise increase our capability to satisfy our periodic and current reporting requirements.

The Manager is recruiting for an accounting manager, controller, or executive officer with financial services and/or real estate experience, and with requisite knowledge of and experience with respect to internal control over financial reporting and the reporting requirements under federal securities laws.  In the first quarter of 2008, the Manager hired an experienced loan professional and is taking steps to create and maintain supporting documentation for all changes in property values supporting loan balances and REO. If the Manager is unsuccessful in implementing or following this remediation plan, or fails to update our internal control over financial reporting procedures as our business evolves, we may not be able to timely or accurately report our financial condition, results of operations or cash flows, or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects.

Changes in tax laws could affect our tax treatment as a partnership.

We are treated as a partnership for federal income tax purposes. Any favorable federal tax treatment presently available to us could be affected by any changes in tax laws that may result through future Congressional action, tax court or other judicial decisions, or interpretations of the Internal Revenue Service.

We expect to incur significant costs in connection with Exchange Act compliance and we may become subject to liability for any failure to comply.

Because we have registered our membership interests with the SEC under the Exchange Act, we are subject to Exchange Act rules and related reporting requirements. This compliance with the reporting requirements of the Exchange Act will require timely filing of quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K, among other actions. Further, recently enacted and proposed laws regulations and standards have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. Our efforts to comply with applicable laws and regulations, including requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, are expected to involve significant and potentially increasing costs, including costs involved in remediating the material weaknesses in internal control over financial reporting. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risks of liability and potential sanctions.

Our sales of membership interests in the past could expose us to liability if those sales were to be determined to have been made in violation of Section 3(a)(11) of the Securities Act.

We have offered our membership interests in reliance upon an exemption from the registration requirements of Section 5 of the Securities Act, afforded by Section 3(a)(11) of the Securities Act and Rule 147 there under (collectively, the “Intrastate Offering Exemption”).

One requirement of the Intrastate Offering Exemption is that we offer or sell our membership interests only to persons resident within the State of California. If a person purchases our membership interests on behalf of other persons, those other persons also must be resident within the State of California. The Intrastate Offering Exemption is unavailable for all offers and sales of our membership interests in a specific issue of membership interests if any of our membership interests sold in that issue are purchased by or on behalf of persons not resident within the State of California.

Adeline Investments, Inc., a Nevada corporation whose principal place of business is San Francisco, California (“Adeline”), is an affiliate of the Manager. At times in the past, Adeline has owned our membership interests, but currently does not own any of our membership interests. Prior to Adeline’s acquisition of our membership interests, certain individuals not resident within the State of California loaned money to Adeline. It is possible that once Adeline acquired our membership interests, these loans constituted an indirect investment in us made by Adeline on behalf of these individuals.

If it is determined that those loans constituted an indirect investment in us, the offers or sales of our membership interests in issues affected by that indirect investment would not qualify for the Intrastate Offering Exemption. In addition, our offers and sales of membership interests in those issues would not have complied with the registration requirements of Section 5 of the Securities Act since it is not likely that those offers or sales would qualify for any other exemption from the registration requirements. Under the Securities Act, we would be liable to persons purchasing our membership interests for the consideration paid, plus interest thereon, if the offer or sale was made in violation of Section 5 of the Securities Act (provided the purchaser brought the action within one year after the sale).  No purchaser has requested rescission for any sale of our membership interests and we have accrued no liability, including any contingent liability, for sales, if any, in violation of Section 5 of the Securities Act.  No similar statute of limitations applies to enforcement or remedial actions that may be taken by the SEC with respect to violations of the registration requirements of Section 5.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.        Properties

Our principal executive office is located at the administrative and professional offices of the Manager, 62 First Street, 4th Floor, San Francisco, California, 94105.  The telephone number at that location is (415) 974-1100. The facility consists of approximately 11,800 square feet of office space that the Manager leases from Sixty-Two First Street, LLC, an affiliate of the Manager, for $25,728 per month. The lease expired on April 30, 2008 and was renewed for an additional one-year term. The Manager believes that this facility is adequate for its current use.

Item 3.        Legal Proceedings

There are no legal proceedings to which we are a party or to which our property is subject, other than foreclosures on borrower collateral in the ordinary course of our business.

The SEC has notified the Manager that it is conducting an informal inquiry relating to the Manager and us in order to determine whether there have been violations of the federal securities laws. In conjunction with this inquiry, certain information has been requested from us. The Manager has responded to requests for information related to the inquiry and will continue to cooperate with the SEC in response to its requests. The Manager believes that there will not be a material impact on our financial position or operations as a result of this inquiry.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)                    Market Information. There is no trading market for our membership interests and since, among other things, the membership interests are not fungible, it is not anticipated that any such trading market will develop.

(b)                   Holders. We had approximately 896 members as of December 31, 2007.

(c)                    Sale of Unregistered Equity Securities/Distributions.  Our membership interests have to date been sold pursuant to the exemption from registration under applicable federal securities laws provided by Section 3(a)(11) of the Securities Act and Rule 147 promulgated thereunder, which requires “(i) that the issuer be a resident of and doing business within the state or territory in which all offers and sales are made; and (ii) that no part of the issue be offered and sold to nonresidents within the period of time specified in the rule” (i.e., neither the six-month period immediately preceding nor the six month period immediately following any offers or sales under Rule 147). Since we are a California limited liability company, we are a resident of California; since our principal office is located within that state, at least 80% of our gross revenues during the applicable periods were derived from the operation of a business or from the rendering of services in that state, at least 80% of our assets at the applicable dates were located within that state and at least 80% of the net proceeds of any such offering were intended to be used and used in connection with the operation of a business or the rendering of services within that state, we are deemed to be doing business in California.  All members certified on their subscription agreement that they were California residents at that time and all such subscription agreements stated in substance that “[d]uring the period in which securities that are part of [that] issue [were] being offered and sold by the issuer, and for a period of nine months from the date of the last sale by the issuer of such securities, all resales of any part of the issue, by any person, [were to be] made only to persons resident within such state or territory.”

As a limited liability company and a partnership for tax purposes, we do not pay dividends. We allocate our profits or losses, if any, on a monthly basis. When subscribing for our membership interests, and subject to the satisfaction of certain conditions thereafter, a member may elect whether to receive the member’s distributions of cash available for distribution in cash or allow them to be retained in the member’s capital account.

We began making monthly distributions of our profits in March 2004. The distributions to members electing to not reinvest their pro rata share of profits were based on an assumption that our return on average members’ capital would be 9% annually. The actual investment returns on average members’ capital for 2006 and 2007 were 8.3% and 4.9% annually, respectively. Net income in each case reflects amounts determined under generally accepted accounting principles and differences between net income and distributions to members electing to not reinvest their pro rata share of profits constitute adjustments to their capital accounts.  Cash flow may vary materially from net income.

During 2006, total profits distributed in cash and total profits retained by members in their capital accounts were $4.3 million and $4.0 million, respectively.  During 2007, total profits distributed in cash and total profits retained by members in their capital accounts were $3.6 million and $1.2 million, respectively.

We reduced our distributions in January and February 2008 to 7% and 5%, respectively, of average members’ capital.  We suspended cash distributions and redemptions in March 2008 and do not expect to resume such distributions for the foreseeable future.  As described above, in 2007 the Manager voluntarily elected to forego asset management fees of $0.9 million and loan servicing fees of $0.3 million, and to absorb all $1.2 million of our operating expenses.  The Manager elected to forego these fees in order to increase the investment return to members for 2007.  The Manager was not required to forego these fees and does not intend to do so in the future.  Foregoing these fees in 2007 may affect the supplemental compensation to which the Manager is entitled in subsequent years.  To the extent that the Manager has elected to forego fees in a prior period and our current period investment return exceeds 8% per annum, the Manager is entitled to receive additional compensation so long as the investment return of the Fund is not reduced below 8% per annum. A full description of the Manager’s compensation is set forth in Item 13 below.

The following table shows the amount of redemptions of members’ capital during each month of the fourth quarter of 2007.

Period	Total Members’ Capital Redeemed (1)	Total Redemptions of Members’ Capital as a Part of Publicly Announced Plans or Programs	Maximum Redemptions of Members’ Capital as a Part of Publicly Announced Plans or Programs
October 1-31, 2007	$1.2 million	—	—
November 1-30, 2007	$0.3 million	—	—
December 1-31, 2007	$2.4 million	—	—
Total	$3.9 million	—	—

(1)   Includes distributions and redemptions

Item 6.        Selected Financial Data

Not Applicable.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a better understanding of significant trends related to our financial condition and results of operations. The discussion should be read in conjunction with our audited financial statements and notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

Overview.  We are a California limited liability company organized on September 5, 2003 for the purpose of making or investing in business loans secured by deeds of trust or mortgages on real properties located primarily in California. The loans are arranged and serviced for us by the Manager.  We previously funded our lending activities through loan pay downs or pay offs, as well as by selling our membership interests, and by selling all or a portion of our interests in the loans to individual investors.  We commenced operations in February 2004.  We ceased accepting new members in the third quarter of 2006 and are unlikely to accept new members for the foreseeable future, if ever.

Our business strategy is to generate current income by making or investing in mortgage loans with borrowers for whom quick decisions, available funding and flexible underwriting are the primary considerations (compared to the lengthier or more burdensome underwriting processes often required to originate and fund a loan by conventional commercial mortgage lenders, such as commercial banks, in order to fund a loan), or for whom the collateral type (e.g., undeveloped land or partially leased office buildings in need of repairs or maintenance and/or remodeling) or their credit histories precludes financing from conventional commercial mortgage lenders. Loans are arranged by the Manager from repeat borrowers, referrals, new “off-the-street” borrowers, advertising in real estate trade journals and business publications, or from loan brokers engaged and paid by the borrower. In addition, from time to time, the Manager identifies loans or portfolios of loans originated by other third parties that match our origination criteria and acquire these loans or portfolios of loans. Although profitable, this has not been a significant part of our mortgage investing activities. Interest that we earn on our loans has been and is expected to continue to represent our primary source of revenue so long as loan defaults by our borrowers do not ultimately result in significant foreclosure of the underlying property collateral.  In the case of REO, revenue, gains or losses would result from the operation of the property and/or its sale.

Generally speaking, the underwriting by the Manager focuses primarily on the value of the collateral securing the loan, and secondarily on the general creditworthiness and reputation of the borrower. The collateral is generally real property—predominantly land held by businesses or individuals, or commercial buildings. The land can be itself income-producing (e.g., vineyards, farms, timberland or quarries) or may be held for commercial or residential development. Currently, most of the land securing our loans is held for development or is in some stage of application for development entitlements or building permits. The collateral may include a security interest in the equity of the entity holding the asset or other interests such as water rights, personal property, work product, equipment or other business assets. In most cases, a personal guarantee of the borrower or the principal owner of the borrowing entity is obtained. As a result of the nature of our underwriting and lending, our business model generally results in higher delinquency and foreclosures than experienced by conventional commercial mortgage lenders. Historically, higher delinquencies and foreclosures have not led to higher charge-offs.  However, in the difficult present economic environment, generally, and given the lack of liquidity and the unprecedented turmoil in the capital markets and the gridlock in the real estate markets, specifically, there are presently significant risks of losses and higher charge-offs.

Our operating results are primarily affected by:

•                  the cash available to invest in loans and our goal of managing the level of cash to be sufficient to meet operating expenses, payments to other creditors in priority positions senior to us and distributions to investors in a timely manner;

•                  the amount of funding available through borrowings, co-investments or participations with other lenders to finance investments in loans and the costs of these borrowings, co-investments or participations;

•                  the ability of the Manager to source and provide us with suitable loans for investment;

•                  the level of real estate lending activity in our market and competition from other lenders;

•                  the interest rates on the loans we make and those on the loans in which we invest;

•                  the level of loan losses experienced, including the gains and losses from the operation and/or disposition of foreclosed properties;

•                  general national and local economic conditions and trends that influence the real estate investment industry, investment activity and property prices which in turn impact the demand for the financing of real estate investments; and

•                  our operating costs, which consist of amounts paid to the Manager (servicing and asset management fees) and professional services, primarily legal, accounting, audit and tax.

Most of our assets are fixed-rate mortgage loans. We have not invested in derivative instruments or otherwise engaged in hedging transactions to reduce the risks of interest rate changes. In the future, we may consider hedging transactions as a tool in managing our interest rate risk.

The commercial mortgage loan business often is vulnerable to changes in macroeconomic conditions, including levels of interest rates. If softness in economic conditions results in decreases in interest rates, more borrowers may prepay their loans (so long as credit is available) and we may not be able to reinvest the amounts repaid in loans generating as high a yield. To stay fully invested, our Manager may be required to arrange loans for us on terms less favorable to us or to make loans involving greater risk to us.

Interest rate movements also affect real estate values, as do the quality and location of the real property, cash availability and end-user demand. Modest movements in real property values or interest rates should not be expected to significantly affect our performance.  A severe decline in real estate values could adversely affect the value of collateral underlying the loans which, in an event of default, could adversely affect ultimate collection of loan principal and interest and result in losses to us. Deterioration in economic conditions could also increase loan delinquencies and loan defaults with comparable effect. Decreases in loan payoffs, increases in loan delinquencies and defaults, and/or decreases in the yield on our mortgage loan portfolio (including increases in REO), would reduce the cash we have available for distribution to our members and impact our returns.  In this present economic environment, all of the above described circumstances have occurred to varying degrees:  the values of collateral underlying our loans have decreased in most cases, delinquencies and loan defaults have increased, loan payoffs have decreased and yields have been reduced.  We have foreclosed on several properties and have no cash available for distributions or redemptions.

The loans we invest in are relatively higher yielding loans at LTV ratios that are relatively lower than is typical with conventional commercial mortgage lenders.  Historically, our loans have been originated with annual interest rates that have averaged between 12% and 13.95%, while LTV’s at origination have averaged below 65%. From our formation in 2003 through the third quarter of 2007, the challenge of originating these loans was particularly pronounced due primarily to increased competition from other commercial mortgage lenders, rapidly increasing commercial property values and demands from potential borrowers for higher LTV loans and lower interest rates.

For many commercial property types, such as apartment buildings, office buildings, hotels and retail buildings, values have generally risen over the past five years, through the third quarter of 2007. During the same period, capitalization rates, a popular method of valuing income properties, decreased to their lowest levels in decades. As capitalization rates decrease, property values go up since the same net income results in higher valuations.

In California and some other states, office properties increased in value significantly through the third quarter of 2007, resulting in part from low vacancy rates and rising rental rates. Hotels also experienced higher occupancy and average daily rates, increasing their values. Apartment values rose with higher occupancy rates and, in some areas, a significant interest from investors competing to purchase well-located buildings for conversion to condominiums.

The commercial property markets also experienced unprecedented demand from investors and lenders through third quarter of 2007. Many of these investors and lenders came from overseas as the global economy expanded resulting in sizable amounts of liquidity in the real estate, private equity and financial markets.

The strong increase in property values, the falling capitalization rates, the increased number of other lenders engaged in our type of mortgage lending and the general availability of credit and liquidity resulted in a very competitive lending environment over the past several years, through the third quarter of 2007. Loan requests were at or above the highest ranges of our LTV limitations and at interest rates lower than our targeted yields. The Manager also became concerned about not only lending at high LTV ratios, but doing so on appraised values that had increased as a result of shrinking capitalization rates and the relatively lower level of net income supporting these new valuations.

During this period, the Manager and many others in the real estate and mortgage financing industries began to anticipate the eventual downturn in the residential real estate markets. Home prices throughout the United States had risen dramatically beginning in the last half the 1990s and continuing through 2006. Home prices (and commercial real estate values) have always been cyclical and many of the commonly watched ratios and statistics, such as the ratio of the average homeowner’s income needed to make mortgage payments, the ratio of home prices relative to average income levels, the percentage of those able to afford to purchase homes and others, had been stretched to what were considered by many to be unsustainable levels.

The Manager has always believed in the cyclical nature of the real estate market and that downturns in the real estate markets are inevitable over time. By holding a portfolio of loans with relatively lower LTVs, we believed we would be better able to withstand a significant decrease in real estate values without suffering large losses of uncollected principal and interest under our loans.

Since the third quarter of 2007, commercial real estate values have fallen for the most part and there has been a dramatic decrease in the levels of commercial real estate investment and financing activity compared to the year earlier periods. In addition, there have been unprecedented dislocations in the credit markets negatively affecting not only mortgage lending but also corporate financing and consumer lending, creating a general lack of liquidity for many financial institutions.

Due to the significance of loans collateralized by land held for residential development, the reversal in housing markets and the recent turmoil of the capital markets, particularly those elements that provide funding to subprime, Alt-A, and prime jumbo (non-conforming) lenders and borrowers, are expected to challenge our results of operations and cash flows.  Housing prices are generally declining; however much of the larger declines are in California, Nevada, Florida and Arizona. Taken together, the slow home absorption rates and an increasing inventory of vacant developed lots are creating financial difficulties and an uncertain future for the home builders and land developers who are our borrowers.

Present depressed economic conditions in the housing market, the slowing economy, turmoil in the capital markets, gridlock in the real estate markets and rising unemployment have resulted in a significant decrease in value in certain regions for land held for residential development. This decline is uneven across regions and uneven across projects within the same region.  There is no way to predict when conditions will begin to improve.

The general decline in value of land held for residential development is in some cases offset to varying degrees by an increase in value attributed to progress on land development, such as annexation by a town or municipality or granting of entitlement or development approvals and/or building permits which moves the project closer to a stage where lots can be sold, individually or in bulk.

The Manager reviews the collateral value for each project in making the determination to recognize in the current period interest income for financial reporting and to determine if adjustments to the allowance for loan losses and/or adjustments to the carrying values of REO are required. (See “Critical Accounting Estimates” below in this section).

As for commercial real estate, other than land held for residential development, values began to decline in the third quarter of 2007.  However, because the number of commercial real estate sales and financings dropped dramatically during the past year, it is difficult to ascertain actual current market values of commercial real estate.  The lack of availability of real estate financing and the fact that sellers are unwilling to sell at what may be significantly lower prices has led to gridlock in the real estate markets.

There are similar challenges to determining current market values of land held for development.  While most land held for residential development has declined in value, there are in many markets little or no sales data.  The severe contraction of real estate financing available to fund land purchases has led to a market where it has been very difficult for buyers to buy and sellers to sell land.  However, there have been a number of high-profile land sales transactions at distressed prices which give an indication of the degree of declines in land prices.  In December 2007, it was announced that Lennar Corporation sold approximately 11,000 lots in 32 subdivision communities to Morgan Stanley for $525.0 million, representing a price of 40% of their previously stated values.  This transaction has been described as a “sale” in some reports and a “joint venture” in other reports. It appears that Lennar Corporation retains a 20% interest in the land and holds 50% of the voting rights.  It appears that Lennar Corporation will continue to manage the properties.  It also appears that there are management and incentive fees that will accrue to Lennar Corporation.  And it has also been reported that Lennar Corporation is entitled to a tax refund of approximately $250.0 million as a result of this transaction.  The particular structure of this transaction indicates that the actual sale price of the land was somewhat greater than just 40% of previously stated values because it represents something less than a complete sale of the property.

In another recently reported transaction, Centex Homes reportedly sold approximately 8,500 lots in 27 communities to Farallon Capital for $161.0 million, representing a price of approximately 30% of their previously stated values.  The same report also referenced a $294.0 million tax refund to Centex as a result of this transaction.  In addition, it was reported that Centex retained a 5% interest and certain management and incentive fees in the joint venture that acquired the properties.

It seems apparent that the retained interests, management and incentive fees are an important component of the transactions between large homebuilders and capital sources.  In addition, the tax refunds resulting from selling land at deep discounts to previous values are a significant factor in the willingness of certain land sellers to accept such deep discounts because it allows the sellers to monetize their land holdings quickly and recover as much as 59% to 86% of their previously stated values in cash when both the cash sale prices and the tax refunds are added together.

There have been numerous other reports of well-capitalized land opportunity funds being formed for the purpose of acquiring land at significant discounts to previous values.  The range for these discounts, both in terms of actual transactions which have closed and the announced intentions of the fund sponsors appears to be approximately 30% to 60% discounts of previous values with some significant upward adjustments when tax benefits are considered.  If land is sold at a significant discount to previously stated values, the resulting tax losses can generate tax refunds for previously paid taxes.  However, if a potential seller acquired land earlier and the land appreciated significantly, there is less incentive to sell the property at a discount because there may still not be a loss to previously stated value and no tax refunds would result.

Within our own loan portfolio, we have been evaluating the land collateral with respect to present values and market conditions with special emphasis on land slated for residential use.  In several cases, our borrowers have entered into contracts or rejected offers for their properties that provide a basis for determining current market values.  In general, the prices being offered by what might be considered to be credible buyers have not reflected the 50% to 70% discounts to previously stated values to which the larger publicized sales by publicly traded homebuilders have agreed. Again, we believe that the fact that some of those publicized sales transactions involved large tax refunds, continued management and operational authority and various fees and incentives have encouraged the sellers to accept lower prices than would have been acceptable otherwise.

There are indications that land values have reached prices at which buyers are prepared to buy and sellers are prepared to sell.  The sales prices have reflected deep discounts to previously stated values.  In much of our portfolio of land loans and considering valuation from this perspective, the differences between the current land values and the balances owed on our loans do not appear to represent large losses.  Furthermore, if we acquire title to the underlying land collateral as a result of foreclosure, it is not our general intent to quickly sell into a depressed market and realize potential losses.  We believe that holding onto land in a depressed market would allow us to realize higher prices as the economy and real estate markets, including those for land, stabilize and transaction volumes increase.  Our ability to do so, however, depends on maintaining a forbearance agreement from Wells Fargo Foothill on our loan on which we are in default and our access to funds that are sufficient to keep senior loans current, make other advances to protect our interests, and support our ongoing operations.

Critical Accounting Estimates.  Preparation of our financial statements requires the Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience, independent evaluations (such as appraisals of specific properties), market data on real estate and real estate transactions available from public sources, industry and market research and forecasts, discussions with real estate brokers, developers and investors and various other sources and factors we believe to be reasonable and reliable under the circumstances. The Manager periodically reviews our accounting policies and these estimates and assumptions and make adjustments when facts and circumstances dictate. Our accounting policies that are affected by estimates principally relate to the determination of (i) the allowance for loan losses (i.e., the amount of allowance established against loans receivable as an estimate of probable loan losses), including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral, and (ii) the valuation of real estate owned through foreclosure. Different estimates and assumptions in the application of these policies could result in material changes in our financial condition, results of operations, or cash flows.

Our assets do not trade regularly on public exchanges or in public markets. Most, if not all, transactions are negotiated privately with individuals or other funds. The Manager frequently negotiates such transactions for us and other funds it manages. Because information on trades and transactions is not publicly available, the Manager estimates fair values based on the best available data, including transactions it has completed and transactions it has been offered.

The Manager analyzes loans and the related accrued interest, late fees and advances weekly for collectability and recoverability. Delinquencies are identified and monitored as part of the loan servicing process. Delinquencies are determined based upon contractual terms. For past due loans, interest continues to accrue, and to be recognized as revenue in the financial statements, if the loan is considered to be well secured (up to 90% LTV) and the loan is in the process of collection. If warranted, a provision is made for loan losses to adjust the allowance for loan losses to an amount considered by the Manager to be adequate, with due consideration for the value of the properties securing these loans (estimated based on information available in the real estate market including appraisals and reviews of similar properties), to provide for probable losses on loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured). We charge off uncollectible loans and related receivables directly to the allowance for loan losses once it is determined that the full amount is not collectible.

If the probable ultimate recovery of the carrying amount of a loan, with due consideration for collateral values, is less than amounts due according to the contractual terms of the loan agreement, the carrying amount of the investment is reduced to the present value of future cash flows discounted at the loan’s effective interest rate. If a loan is collateral dependent, it is valued at the estimated fair value of the related collateral. See “Asset Quality” below in this section.

Real estate held for sale, including real estate acquired through foreclosure, is stated at the lower of the recorded investment in the loan, or the property’s estimated fair value, less estimated costs to sell and any senior indebtedness. We periodically compare the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds the future undiscounted cash flows, the assets are reduced to estimated fair value through a provision for REO losses and a valuation account.

Recent events and trends in the real estate and capital markets and the economy have been taken into consideration in the process of arriving at the allowance for loan losses.

We cannot assure you that further economic difficulties or other circumstances that would adversely affect our borrowers and their ability to repay outstanding loans will not occur. Such inability to pay which would be reflected in increased loan loss provisions, which could result in actual losses that exceed reserves previously established.

Other Accounting Policies.

Revenue Recognition

We recognize interest as revenue for financial reporting so long as collateral adequately secures the loan and the collection effort is ongoing because the presumption is that the borrower will repay the debt and we will not acquire the property/collateral to satisfy the debt. A loan is classified as non-accrual for financial reporting purposes when any one of the following four events occurs:

•                  When a notice of sale (“NOS”) on a property is recorded. If a loan is secured by multiple properties, an NOS on any one property results in non-accrual status for that loan.

•                  When the current combined loan to value (“CLTV”) ratio exceeds 90%. The CLTV calculation includes all amounts due including advances, accrued interest on advances, senior debt and accrued interest, fees and advances on senior debt, and an estimate for the cost of foreclosure and the cost of sale.

•                  The borrower declares bankruptcy. If the bankruptcy only impacts a small portion of the collateral, the remaining collateral continues to meet the CLTV criteria and it is reasonable to expect the borrower to satisfy the loan, then the bankruptcy doesn’t require the loan to be placed on non-accrual status.

•                  A loan is more than 12 months delinquent.

Allocation of Profits and Losses; Distributions.

Our profits are allocated among the members monthly as of the last day of the month first in proportion to any losses previously allocated to them until the losses have been recouped, and then on the basis of their relative capital account balances (i.e., percentage interests) as of the first day of the month; provided that if membership interests are purchased, increased or decreased during the month, the profits realized during the month will be prorated on a weighted average basis in proportion to the number of days during the month that each member held a capital account. Losses, if any, are allocated monthly to members in accordance with their percentage interests.

Members may elect to receive monthly cash distributions equal to their percentage interest of cash available for distribution or have those amounts added to their capital account and reinvested in us. Subject to certain limitations, as described in the operating agreement, members may change their elections. As a result of the ability to elect either cash distribution or reinvestment, a member’s proportionate share of total members’ capital will likely change over time. Accrued distributions represent the net income not yet distributed to those members who have elected to receive monthly cash distributions.  Currently we are not making any cash distributions.

Liquidity and Capital Resources.

Our financial statements have been prepared assuming that we will continue as a going concern.  However, our independent registered public accounting firm has included in its audit report on our financial statements for our fiscal years ended December 31, 2006 and 2007, a going-concern explanatory paragraph indicating that we have experienced a significant decrease in cash flows. In addition, a number of our loans are in default. Our illiquid position may prevent us from protecting our position with respect to the property securing the defaulted loans.  In addition, we are in default on a loan collateralized by a significant portion of the loan portfolio. These conditions cause substantial doubt about our ability to continue as a going-concern.  See “Leveraging Our Portfolio” in this section.  By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the ability to continue our operations without additional funding.

Our current primary sources of on-going, long-term liquidity and capital are loan interest received, loan payoffs, REO sales, and additional capital from existing members and new subscribers, and loan sales, generally to individual investors. Short-term liquidity needs are met by selling both partial and whole interests in loan investments.  During 2007, we sold three loans to the Manager.  Member redemptions are subject to waiting periods with an as-available provision and may be capped at 10% of aggregate members’ capital accounts over any 12-month period.  Early in our operating history, the availability of capital constrained investment in loans.  Loan payoffs were received regularly and redemption requests could and would be met in less than 60 days. More recently, loan duration, defaults and foreclosures have been increasing due to constriction in liquidity as a result of the turmoil in the capital markets and the overall downturn in real estate sales transactions.  Additionally, we experienced an increase in member redemption requests associated with the general market uncertainty and the downturn in the real estate market in 2007.  Due to this slow down in payoffs and the increase in redemption requests, the time from the date of the redemption request to actual redemption lengthened and redemptions were in fact indefinitely suspended on March 31, 2008.  Monthly cash distributions of our net income were also suspended. Any loan pay downs and interest received will be applied to build cash reserves for payments due on senior debt and operating costs, and then to cash distributions and redemption requests, and only after these are satisfied to investment in loan interests.

Net cash used by financing activities totaled $18.8 million in 2007 compared to net cash provided by financing activities of $40.9 million in the 2006. The change was the result of us not accepting any new subscriptions in 2007 resulting in minimal cash contributions compared to $44.4 million in cash contributions from new and existing members in 2006, and a $25.0 million loan from Wells Fargo Foothill in 2006.  Redemptions and distributions totaled $17.3 million in 2007 and $24.9 million in 2006. Of these amounts, member redemptions amounted to $13.3 million or 13.2% in 2007 and $21.2 million or 29.2% in 2006.  At December 31, 2007, $10.0 million in requests for redemption were pending. As of May 31, 2008, outstanding redemption requests totaled $32.5 million.

Investing activities provided cash totaling $6.5 million in 2007 and used $46.5 million in 2006. The sale of one loan in 2006 generated $19.1 million and was the primary source of cash provided by investing activities in 2006.  New loan originations used $62.1 million of cash in 2006, whereas the net decrease in loans during 2007 provided cash of $7.5 million but was partially offset by additional advances to borrowers of $4.7 million compared with only $0.4 million in advances during 2006.  This was the result of lower loan payoffs in 2007 and fewer loans being originated in 2007 as compared to 2006.

Operating activities provided cash of $9.6 million in 2007, a $4.4 million increase from 2006.  The net changes in amounts due from related parties and the amounts due to related parties provided approximately $0.7 million in 2007, a $3.2 million net increase as compared to the $2.5 million used in 2006 as a result of the Manager’s election to forego fees and absorb our expenses.  The increase of accrued interest receivable and other assets used only $0.1 million in 2007, a net decrease of $2.0 million as compared to the $2.1 million used in 2006.

From time to time, we may borrow funds from a third party lender (which may, but is not required to, be a bank or other financial institution), the Manager or its affiliates in order to fund additional mortgage loans or for other liquidity needs. As of December 31, 2007, we had one promissory note outstanding in the principal amount of $21.2 million which is secured with a hypothecation and assignment of the promissory note and deed of trust of the loan that the Manager originated with the proceeds. See “Item 1A—Risk Factors—We have and in the future may assign any portion of our loan portfolio as security to a third party lender, and if we fail to meet our payment or other obligation under the loan from the third party lender, we may risk losing the loans we assign as security to such lender and the lender may have recourse to our other assets, which would adversely affect our financial condition and the return on investment of our members.” We must also pay interest on a $6.0 million senior note to which an REO was subject when we foreclosed.

Our cash and cash equivalents amounted to $1.5 million at December 31, 2007, compared to $4.1 million at December 31, 2006. The manager determined that the cash and cash equivalents at December 31, 2007 of $1.5 million was insufficient to fund member redemptions or to provide significant advances in respect of properties should that be necessary to prevent foreclosure by senior lien-holders, or otherwise provide for payment of taxes, insurance or other expenses on properties securing our loans. To provide for these latter amounts requires that interest be timely collected, that loans be repaid, or that we sell some of our loans or interests in some of our loans, or collect receivables owing or borrow from the Manager or third parties.

Currently, we must depend on sales of foreclosed properties and any support we receive as a result of the Contribution Agreement to meet cash needs and to continue operations.  The Manager initiated the following actions in response to these unprecedented market conditions to conserve cash and build cash reserves:

•                  Commencing in January 2008, the Manager set monthly distributions equal to the amount of net income (as compared to the targeted return as was done in prior periods).

•                  On March 31, 2008, the Manager suspended indefinitely monthly cash distributions of net income and members’ redemptions.

•                  On April 11, 2008, David Choo, the sole director of the Manager, executed a Contribution Agreement with us and certain other entities that the Manager sponsors, pursuant to which Mr. Choo agreed to use his diligent good faith and best efforts to sell or cause to be sold certain properties that he owns or controls and to contribute or advance $5.0 million to the Manager to be used to pay notes and other obligations the Manager has to us and these entities.  The agreement also commits Mr. Choo to fund an operating reserve at the Manager of at least $1.5 million to be used solely for the Manager’s operating costs and overhead.  The agreement further provides that until the maximum funding requirements described above and detailed in the Contribution Agreement are satisfied, any net cash sales proceeds remaining be held by Mr. Choo or the Manager such that they remain available to the Manager and us and these entities as reasonably required to pay our and their current operating expenses and otherwise remain solvent.

•                  The Manager is continuing a program begun in the third quarter of 2006 to pursue an assertive collection process, including timely filing of a notice of default (generally within two days after the second missed payment – or sooner), timely filing of notice of foreclosure sale (generally as soon as permitted by law or regulation), preparing in advance of the foreclosure sale to market aggressively the collateral/real estate taken back (including interviewing and retaining brokers) and filing legal claims against the borrower/guarantors. As an alternate collection strategy we have, when appropriate, entered into formal forbearance agreements with specific borrowers which require the borrower to perform specific actions within agreed upon timeframes. These actions may include making partial loan payments, providing additional collateral, listing the property for sale, or entering property sale contracts with the objective of full payoff or reinstatement of our loan.

•                  The Manager is negotiating actively with third-party, senior lienholders to forebear and/or reduce payments owing from the borrower.

•                  The Manager sold properties collateralizing the notes owing by the Manager to us at a loss on sale (borne by the Manager) to raise cash for us.  These transactions closed on April 25, 2008 and July 1, 2008 and generated cash totaling $3.56 million for us.

The above actions, taken together, bolster our cash resources and improve the likelihood of our continuing operations, including our ability to meet the debt service on loans with liens senior to ours, through 2008.  As noted elsewhere, we are dependent on the loan payoffs and sale of REO to continue operations through 2008 into 2009 and beyond, including eventual resumption of redemptions.   The Manager has had certain of the collateral securing our loans (with the consent and cooperation of the borrower) and most of our REO listed with nationally recognized brokers with strong presence in the applicable local markets and experience with the collateral type (e.g., land held for residential development in Hawaii or land held for commercial development in Southern California).   These brokers are diligent and committed to completing a transaction, but caution against forecasting the timing and pricing of a transaction in a historically low-volume market with limited credit financing available.   The dislocations and uncertainty in the capital and real estate markets have created a challenging environment which may continue through 2008 into 2009 and may necessitate further liquidations of assets at sub-optimum prices, particularly if conditions deteriorate further.

Summary of Financial Results.

Set forth below are summaries of our financial results for the years ended December 31, 2007 and 2006.

Results of Operations

Years Ended December 31, 2007 and 2006

	2007	Percent of Revenues, net	2006	Percent of Revenues, net

Revenues:
Interest income:
Interest on loans	$12,592,507	92.3%	$14,806,358	112.4%

Interest on advances to borrowers	393,131	2.9	207,343	1.6
Other interest income	544,888	4.0	208,074	1.6
Total interest income	13,530,526	99.1	15,221,775	115.6
Less: Loan servicing fees	2,021,821	14.8	2,361,457	17.9
Total interest income, net of servicing fees	11,508,705	84.3	12,860,318	97.7
Gain on sale of loan	874,630	6.4	165,664	1.3
Gain on sale of real estate owned	1,263,195	9.3	141,447	1.0
Total revenues, net of servicing fees	13,646,530	100.0	13,167,429	100.0
Interest expense	3,249,580	23.8	1,959,928	14.9
Provision for loan losses	5,624,155	41.2	1,675,777	12.7
Net revenues	4,772,795	35.0	9,531,724	72.4
Operating expenses:
Asset management fees	—	—	1,027,163	7.8
Professional services	—	—	151,039	1.1
Other operating expenses	—	—	25,576	0.2
Total operating expenses	—	—	1,203,778	9.1
Net income	$4,772,795	35.0%	$8,327,946	63.3%

Total Revenues, Net of Servicing Fees

Interest income amounted to 99.1% of total revenues, net of servicing fees, in 2007 and 115.6% in 2006. Interest income totaled $13.5 million in 2007, a $1.7 million (11.1%) decrease over 2006.  The decrease in interest income was primarily due to the overall decrease in the level of earning assets from the $16.7 million increase of non-accrual loans, which totaled $20.6 million at December 31, 2007, and the $8.6 million increase in REO.

The yield on loans and advances for 2007 was 11.45% on average loans and advances of $113.4 million (loans: $110.5 million plus advances: $2.9 million) compared to 13.87% for 2006 on average loans and advances of $108.2 million (loans: $108.0 plus advances: $0.2 million).  The decline of 242 basis points is primarily attributable to an increase in loans on non-accrual loans of $16.7 million ($20.6 million at December 31, 2007 compared to $3.9 million at December 31, 2006) and a reduction in the overall outstanding loan balances due to an increase of $8.6 million in REO.

Loan servicing fees were $2.0 million in 2007, a decrease of approximately $0.3 million or 14.4% from $2.4 million in 2006, due to a decrease in the principal amount of the loan portfolio.  Loan servicing fees were 2% of the principal of each loan and were paid as interest income was recorded. During 2007, there was a $0.3 million increase in loan servicing fees related to the loan sold to ING, which was offset by the agreement of the Manager to forego $0.3 million of the 2007 loan servicing fees.

Gain on Sale of Loans and Real Estate Owned

Increases in gains on sales of loans of $0.7 million, and increases in gains on sale of real estate owned of $1.1 million offset the $1.7 million decrease in interest income.  On December 31, 2007, the Manager purchased three impaired loans from us totaling $6.2 million in principal and an additional $1.4 million of advances and accrued interest. The Manager paid 17% of the purchase price and issued three promissory notes totaling $6.2 million to us.  As a result of this purchase, we recognized a $0.9 million gain on loan sales.

During the year ended December 31, 2006, we sold one whole loan at the par value of $19.5 million to ING. The Manager retained a sub-servicing right in this transaction. As a result of a spread between the note yield and the yield provided to the purchaser, we recorded a gain of $0.2 million. There were no equivalent transactions in 2007.

On December 31, 2007, the Manager also paid an additional $0.6 million to us in connection with its December 2006 purchase of an REO in which the Manager paid 10% in cash and financed the remaining 90% with a note payable to us. The carrying value of the REO was $4.6 million and the sales price was $5.9 million, resulting in a $1.4 million gain to us. During the year ended December 31, 2006, we recognized only $0.1 million in gain from this sale of real estate.  As a result of the $0.6 million payment on December 31, 2007, we recognized the remaining $1.3 million in deferred gain on sale of real estate.

Interest Expense

Interest expense in 2007 of $2.8 million was attributable to the note payable to Income Fund, an affiliate of the Manager.  Income Fund obtained a loan from Wells Fargo Foothill and passed the proceeds through to us so that we could fund a $48.0 million loan.  The effective rate of this borrowing was 13.03% as a result of interest paid and the amortization of bank fees.  During the years ended December 31, 2007 and 2006 bank fee amortization included in interest expense totaled $0.3 million and $0.1 million, respectively.

Interest expense in 2007 of $0.4 million was attributable to the $6.0 million note payable at an interest rate of 12.5% which evidences indebtedness secured by a senior lien on the property we acquired upon the June 2007 foreclosure of the property securing a loan on which we held a $1.5 million junior lien.  We now hold the REO, but must continue to make payments on the senior lien to protect our equity in the property until such time as we sell the asset or repay the outstanding note payable.

Provision for Loan Losses

Provisions are made for loan losses to adjust the allowance for loan losses to an amount considered by the Manager to be adequate, with due consideration for the value of the properties securing these loans (estimated based on information available in the real estate market including appraisals and reviews of similar properties), to provide for probable losses on loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured). The provision for loan losses increased $3.9 million (235.6%) to $5.6 million in 2007, from $1.7 million in 2006 due to an increase in specific reserves established on loans as a result of the decline in real estate prices generally.

Operating Expenses

Operating expenses decreased $1.2 million (100.0%) on a net basis in 2007 as compared to 2006.  This resulted from an agreement by the Manager to forego all asset management fees incurred in 2007 and to reimburse us for all other operating expenses.  Gross operating expenses during the year ended December 31, 2007, before Manager reimbursement, totaled approximately $2.2 million which included approximately $1.2 million of professional services, approximately $0.9 million of asset management fees, and approximately $0.1 million of other operating expenses.  The 2007 gross operating expense increase is attributable to significantly higher professional fees, primarily legal, accounting, and audit services, resulting from preparation for the registration of our membership interests under the Exchange Act (which occurred on January 8, 2008) and our need to comply with the reporting and other requirements of the Exchange Act.  Asset management fees prior to the Manager foregoing these fees, which amount to 1% annually of our “net asset value” and which are payable monthly, decreased 13% in 2007 from 2006.

Net Income

Net income in 2007 was approximately $4.8 million, a $3.5 million (42.7%) decrease from the $8.3 million recorded in 2006.  This decrease was primarily due to a reduction in interest income ($1.7 million), an increase in interest expense ($1.3 million) and an increase in provision for loan losses ($3.9 million), partially offset by the decreases in servicing fees ($0.3 million), asset management fees ($1.0 million), and other operating expenses ($0.2 million), and increased gains on sale of loans ($0.7 million) and real estate owned ($1.1 million). Our net income represents returns of 4.9% on average members’ capital of $97.4 million for 2007 and 8.3% on average members’ capital of $100.5 million for 2006. We continued to make monthly distributions to members, however, at an estimated rate of 9% of average equity through December 31, 2007. Distributions and redemptions were suspended indefinitely on March 31, 2008.

Lending Capacity and Assets.  Our lending capacity at December 31, 2007, was $104.9 million (Members’ Capital of $87.7 million and notes payable of $27.4 million, less pending redemptions $10.2 million). Cash and equivalents ($1.5 million), loans and notes receivable ($96.1 million), advances ($5.9 million) and REO ($8.6 million) were $112.1 million or 107% of available capacity.  The lending capacity at December 31, 2006 was $123.3 million (Members’ Capital of $99.8 million and note payable of $23.5 million). Cash and equivalents ($4.1 million), loans and note receivable ($115.3 million) and advances ($1.2 million) were $120.6 million or 98% of available capacity.  We are no longer accepting new members at this time.

Loan Portfolio and Asset Quality.  As of December 31, 2007 and December 31, 2006, our mortgage loans aggregated $102.4 million and $118.0 million, respectively. The average loan principal and advances balance was $113.4 million for the year ended December 31, 2007 and $108.2 million for the year ended December 31, 2006.

Approximately $21.7 million (21.2%) and $17.2 million (15%) of the loans we invested in were more than 90 days delinquent in monthly payments as of December 31, 2007 and December 31, 2006, respectively. Of these loans, the amounts attributable to borrowers who filed bankruptcy were approximately $1.6 million (1.6%) as of December 31, 2007 and $65,000 (0.1%) as of December 31, 2006.  (For financial reporting purposes the Total Outstanding Loan Balance is presented net of the allowance for loan losses and the amounts in trusts for interest reserves and future advances; for purposes of the discussion above it is presented on a gross basis.)

As of December 31, 2007 and 2006, we held the following types of mortgages.

	December 31, 2007	December 31, 2006
First Trust Deeds	$11,642,888	$11,952,555
Second Trust Deeds	4,110,573	19,278,192
Third Trust Deeds	13,791,744	12,891,744
Mixed Trust Deeds	72,836,290	73,846,271
Total	$102,381,495	$117,968,931

Commercial Real Estate	$14,359,824	$7,383,271
Residential Real Estate	3,103,573	1,090,000
Land	84,878,098	98,302,660
Mixed-Use Properties	40,000	11,193,000
Total Outstanding Loan Balance (1)	$102,381,495	$117,968,931

(1)         For financial reporting purposes the Total Outstanding Loan Balance is presented net of the allowance for loan losses and the amounts in trusts for interest reserves and future advances; it is presented on a gross basis in this table.

Asset Quality. A consequence of originating or investing in loans is that losses may occur. The actual amount of such losses, if any, may vary from time to time. Factors that affect such potential risks include general economic conditions of the real estate market as well as specific conditions in a particular sub-market (e.g., land development), availability of funds in the capital market, and the experience and expertise of the borrower. While many of these factors are beyond the control of the Manager, they can be monitored and used by the Manager in assessing potential risks.

Institutional lenders are subject to regulations that, among other things, require them to perform ongoing analyses of their loan portfolios (including analyses of loan-to-value ratio, reserves, etc.) and to obtain current information regarding their borrowers and the securing properties. While we are not subject to these regulations, the Manager has adopted many of these practices. The Manager has a weekly scheduled servicing meeting (and special meetings as warranted) in which any potential risks to the loan portfolio are discussed and analyzed. These discussions include:

•                  prevailing economic and real estate market (and sub-market) conditions;

•                  evaluation of industry trends;

•                  availability of funds in the capital market;

•                  type and dollar amount of loans in the loan portfolio;

•                  our historical loss experience;

•                  review and evaluation of loans identified as having loss potential;

•                  the current fair market value of the underlying collateral(s);

•                  estimated net realizable amount of the underlying collateral(s);

•                  status of any improvements, rehabs, sales, rents, or entitlements; and

•                  borrower’s and guarantor’s financial condition including any potential adverse situations that may affect the borrower’s or guarantor’s ability to pay.

The evaluation of a loan or loan portfolio and determining any potential losses is not an exact science. It requires an evaluation of all available facts, as well as an estimate of imprecise or unavailable information. While there is no precise methodology to predict the potential loss on a loan, the Manager considers each of the above factors in light of the underlying collateral and borrower, along with the number and amount of delinquent loans, of loans subject to forbearance agreements and of loans with entities in bankruptcy, in determining allowances for loan losses, but there can be no absolute assurance that the allowance is sufficient. Because any decision regarding the allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk such judgments will prove incorrect. Actual losses may exceed (or be less than) the amount of loss reserves. To the extent that we experience losses greater than the amount of our reserves, we will incur a charge to earnings that will adversely affect operating results and the amount of distributions payable to members.

The Manager, as part of the quarterly closing of our accounting records and preparation of our financial statements, evaluates our loan portfolio along with all the analysis established through our servicing meetings. The Manager reviews the adequacy of the allowance for loan losses at least quarterly, including consideration of the relative risks in the portfolio and current economic conditions that may affect the borrower’s ability to pay. Loans are evaluated by the Manager for specific risk of loss, primarily based on the estimated fair value of the collateral securing the loan. The fair value estimates are derived from information available in the real estate markets, including similar property, and often require the experience and judgment of third parties such as commercial real estate brokers and appraisers.  The allowance is adjusted based on that review if, in the Manager’s judgment, changes are warranted. The allowance for loan losses at December 31, 2007 and 2006 reflects the Manager’s estimate of probable losses in the loan portfolio.

The Manager also estimates at least quarterly, the value of the collateral underlying the loans, the cost to dispose of the property, and the costs to maintain the property, including insurance and payments made to retain development rights and entitlements. As necessary, provisions are made for loan losses to adjust the allowance for loan losses to an amount considered by the Manager to be adequate, with due consideration for the value of the properties securing these loans (estimated based on information available in the real estate market including appraisals and reviews of similar properties), to provide for probable losses on loans and receivables, including impaired loans, other loans, accrued interest, late fees and advances on loans and other accounts receivable (unsecured).

Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously written off amounts are credited to the allowance for loan losses. As of December 31, 2007, the Manager believes that the allowance for loan losses of $6.3 million is adequate in amount to cover probable losses.

Changes in the allowance for loan losses for the years ended December 31, 2007 and 2006 were as follows.

	Years Ended December 31,
	2007	2006
Balance, beginning of the period	$684,845	$360,085
Provision charged to operations	5,624,155	1,675,777
Losses charged to allowance	—	(1,351,017)
Balance	$6,309,000	$684,845

Mortgage Loans—Delinquencies

As of December 31, 2007

	Outstanding Loan Balance Payable to Fund	Percent of Total Balance to Loan Portfolio
30-59 days delinquent	$—	0%
60-89 days delinquent	$10,254,290	10.0%
90+ days delinquent	$21,706,000	21.2%
Total(1)	$31,960,290	31.2%

(1)         On December 31, 2007, the Manager purchased three delinquent loans from us in the principal amount of $6.2 million; otherwise, the total delinquent Outstanding Loan Balance Payable to Fund as of December 31, 2007 would have been $38.2 million, and the Percent would have been 38%.

Loans ninety days or more past due and still accruing interest:

	As of December 31,
	2007	2006
Number of loans	3	4
Total principal balance	$2,788,000	$13,397,985

These loans are considered well-secured and in the process of collection and therefore, are still accruing interest.

Impaired and nonaccrual loans:

	As of December 31,
	2007	2006
Number of loans	14	4
Total principal balance plus advances and accrued interest	$79,667,668	$4,437,234
Interest income recognized during the year	$760,518	$179,055
Foregone interest income	$1,453,526	$71,541
Total balance of loans with specific reserves	$12,181,853	$
Specific loan loss reserve	$4,926,000	$95,000

At December 31, 2007 and 2006, all of the impaired and nonaccrual loans were in the process of foreclosure. When a loan is placed on nonaccrual, the accrual of interest is discontinued, however previously recorded accrued interest is not reversed. Payments received on impaired loans are applied to reduce principal to the extent necessary to ensure collection of principal. Subsequent payments on these loans, and payments received on nonaccrual loans for which the ultimate collectability of principal is not in doubt, are applied first to earned but unpaid interest and then to principal. Depending on the borrowers’ ability to bring a loan current through payment, refinancing by a third party or us, and other legal courses of action available to the borrower and us, the foreclosure of properties may be postponed or not completed. At December 31, 2007 and 2006, there were no outstanding commitments to lend additional funds to borrowers whose loans were identified as impaired.

The weighted average balance of principal plus advances and accrued interest of impaired and nonaccrual loans during the years ended December 31, 2007, and 2006 was $6,573,470 and $3,683,822, respectively.

Subsequent delinquency experience

Since December 31, 2007, delinquencies in our portfolio have significantly increased as shown below.

Delinquent Status	Outstanding Loan Balance at December 31, 2007	Percent of Total Balance at December 31, 2007	Outstanding Loan Balance at May 31, 2008	Percent of Total Balance at May 31, 2008
30 – 59 Days	$—	0%	$40,000	0%
60 – 89 Days	10,254,290	10	2,920,000	3
90+ Days	21,706,000	21	81,964,152	81
Total	31,960,290	31%	84,924,152	84%

Delinquencies within the loan portfolio increased $52.9 million from December 31, 2007 to May  31, 2008 primarily due to one loan with a principal balance of $48.0 million, which was current as of December 31, 2007, but is included in the 90+ days delinquent category as of May 31, 2008. This loan moved into non-accrual status on April 1, 2008.  An additional $0.9 million interest in a $10.0 million loan moved from current status at December 31, 2007 to the 90+ day delinquent category as of May 31, 2008.  In addition, two loans to the same borrower totaling $9.5 million were reported as 60-89 days delinquent at December 31, 2007.  One of the loans is now current and the other loan, now at $10.9 million due to additional funding, is now reported as 90+ days delinquent at May 31, 2008.

Another loan for $2.9 million which was current as of December 31, 2007 is now included in the 60-89 days delinquent category as of May 31, 2008.  One other loan in which we have a $40,000 interest moved from the current category at December 31, 2007 to 30-59 days delinquent as of May 31, 2008.

These additional delinquencies, together with the cure of one loan in which we have a $0.2 million interest which moved it from the 90+ day delinquent category to current status and another loan in which we had a $4,000 interest which moved from the 90+ day delinquent category to REO, represent the $52.9 million net increase in delinquency.

Real Estate Owned.  During 2006, we acquired one property through foreclosure and recorded a $1.4 million charge to our loan loss allowance. The Manager bought the property from us at the carrying value of the property plus the reported loss, resulting in a $0.1 million gain on sale under the installment sale method of accounting and a $1.3 million deferred gain on sale.  On December 31, 2007, the Manager paid an additional $0.6 million on the note, which allowed us to recognize the remaining approximately $1.3 million deferred gain.  In June 2007, we hypothecated a 48.2% interest in the note to an unaffiliated entity, which waived its right to a pro rata share of the repayment, but receives preference over us to payments of principal and interest. As of December 31, 2007, the property was valued at $4.5 million.

During 2007, we foreclosed on two commercial properties that were loan collateral.  We are holding the first property and funding improvements to the property while actively marketing the property for sale.  We recorded the REO at the net realizable value of the property at the time of foreclosure of $24,000.

We are also holding the second property and funding ongoing entitlement, engineering and other site development work as the Manager actively markets the property for sale.  We own the property subject to a $6.0 million lien held by Fund I, Fund III and direct investors for whom the Manager provides loan servicing.  The Manager believes that the fair market value of the property, net of selling and other costs to be incurred, exceeded the carrying value of the REO as of December 31, 2007.  Our owned portion of the carrying value of the property at the time of foreclosure was $8.6 million.

Subsequent real estate foreclosures

Honolulu Loan:  As of May 31, 2008, we held a $2.9 million interest in a loan with a principal balance of $37.4 million and bearing interest at a rate of 13% per annum for which the borrower was in default.  This loan is a junior portion of a $97.9 million original loan facility and is junior to a $55.0 million senior position held by an entity unaffiliated with us or the Manager.  The security for the loan is approximately 161 acres of residentially zoned property. The borrower has defaulted on both the senior and our junior note. The Manager is currently conducting negotiations with the borrower and the holder of the senior participation to assume the debt service payments under the senior participation and to acquire ownership of the collateral. Our pro rata share of the debt service payments under the senior participation totals $44,000 per month (8.1% of the total $550,000) although we may advance more or less than our pro rata share of this payment.  On March 11, 2008, the Manager paid an extension fee of $1.4 million to the senior lender on behalf of the funds it manages that participate in this loan.  The Manager also paid an extension fee of $90,000 to a third party lender participating in the junior note.  Our pro rata share of these payments is approximately $0.1 million.

Northern California Mixed-Use Portfolio Loan:  As of December 31, 2007, we held a $0.6 million loan secured by 22 different properties on a basis junior to liens securing $29.1 million of senior loans. These senior loans included one held by us in the principal amount of $10.0 million. Another loan is owned by two other funds managed by the Manager, with principal amount of $8.4 million, another loan in the amount of $2.1 million is held by another fund managed by the Manager, and the remaining $8.6 million represents third party senior liens, which are in first position on several of the properties securing our loan.  On April 9, 2008, the Manager, on our behalf, completed foreclosure sales and assumed the obligation of 20 of the 22 properties as REO. We place the market value for the portfolio of 22 properties at $24.3 million.  As of May 31, 2008, our REO balance on these properties was $5.9 million.

Notes Payables.  In 2006, we originated a $48.0 million loan secured by deeds of trust.  As part of this transaction, we invested $23.0 million of our own capital in the loan, and also entered into an agreement with Income Fund, a related party, to borrow up to $25.0 million secured by our interest in the loan and all properties securing the loan. At December 31, 2007, the related party loan payable and accrued interest due was approximately $21.4 million, a decrease of approximately $2.1 million from the December 31, 2006 loan payable and accrued interest balance of approximately $23.5 million.  This decrease resulted from approximately $2.1 million total principal payments made during 2007 and a decrease in the accrued interest payable on the note of $18,638.

In June 2007, we foreclosed on our lien junior to a $6.0 million note with an interest rate of 12.5%, which is serviced by the Manager on behalf of Fund I, Fund III and direct investors for whom the Manager provides loan servicing.  As owner of the property, we are making payments on the senior note to protect our equity in the property until such time as the Manager sells the property.  We recognized approximately $0.4 million of interest expense related to this note payable during 2007.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements, except for the obligations described above.

Recent Accounting Pronouncements.

Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.   In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. We adopted SFAS 157 on January 1, 2008.  The adoption did not have a material impact to our financial position or results of operations or cash flows.

Fair Value Accounting.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire instruments and not to portions of instruments.  We adopted SFAS 159 on January 1, 2008 and the Manager did not elect the fair value option for any of our financial instruments.

Accounting for Business Combinations. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  We are required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009.  Earlier adoption is prohibited.  This standard will change the accounting treatment for business combinations on a prospective basis.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.        Financial Statements and Supplementary Data

[Letterhead of Perry-Smith LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members and Manager

CMR Mortgage Fund II, LLC

We have audited the accompanying balance sheet of CMR Mortgage Fund II, LLC (Fund), which is managed by California Mortgage and Realty, Inc. (Manager) as of December 31, 2007 and 2006, and the related statements of income, changes in members’ capital and cash flows for each of the years then ended.  These financial statements are the responsibility of the Manager of the Fund.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management of the Manager, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Loans and notes receivable, secured by deeds of trust, net of the allowance for loan losses, represent approximately 83% of the total assets of the Fund at December 31, 2007. As discussed in Notes 1 and 4, a number of these loans are in default and accordingly, the Manager has recorded an allowance for loan losses of $6,309,000 at December 31, 2007. The value of the properties securing these loans was estimated based on information available in the real estate market including appraisals and reviews of similar properties. A significant decline in the real estate market may have a materially adverse effect on the valuation of these properties and may require additions to the related allowance for loan losses.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMR Mortgage Fund II, LLC as of December 31, 2007 and 2006, and the results of its operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Fund will continue as a going concern.  As discussed in Note 1 to the financial statements, the Fund has experienced a significant decrease in cash flows. In addition, a number of the Fund’s loans are in default. The Fund’s illiquid position may prevent the Fund from protecting its position with respect to the property securing the defaulted loans.  The Fund is also in default on a loan collateralized by a significant portion of the loan portfolio.  These conditions raise substantial doubt about the Fund’s ability to continue as a going concern.  The Manager’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Perry-Smith LLP

July 21, 2008

CMR MORTGAGE FUND II, LLC

BALANCE SHEET

December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and cash equivalents	$1,458,635	$4,138,948
Loans, secured by deeds of trust, net of allowance for loan losses of $6,309,000 in 2007 and $684,845 in 2006	87,474,484	109,862,678
Notes receivable from Manager	8,598,011	5,400,000
Advances to borrowers	5,905,561	1,156,390
Due from related parties	1,533,247	2,365,375
Real Estate Owned	8,578,275	—
Accrued interest receivable and other assets	2,831,203	2,779,409
Total Assets	$116,379,416	$125,702,800
LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Accounts payable	605,681	5,959
Accrued expenses	116,035	55,090
Accrued distributions	296,225	749,501
Due to related parties	258,118	341,412
Deferred gain on sale of real estate to related party	—	1,263,195
Note and accrued interest payable to related party	21,395,630	23,508,511
Notes Payable to related party - real estate owned	6,000,000	—
Total Liabilities	28,671,689	25,923,668
Commitments and contingencies
Members’ Capital	87,707,727	99,779,132
Total Liabilities and Members’ Capital	$116,379,416	$125,702,800

The accompanying notes are an integral part of these financial statements.

CMR MORTGAGE FUND II, LLC

STATEMENT OF INCOME

For the Years Ended December 31, 2007 and 2006

	2007	2006
Revenues:
Interest income:
Interest on loans	$12,592,507	$14,806,358
Interest on advances to borrowers	393,131	207,343
Other interest income	544,888	208,074
Total interest income	13,530,526	15,221,775
Less: Loan servicing fees	2,021,821	2,361,457
Total interest income, net of servicing fees	11,508,705	12,860,318
Gain on sale of loans	874,630	165,664
Gain on sale of real estate owned	1,263,195	141,447
Total revenues, net of servicing fees	13,646,530	13,167,429
Interest expense	2,874,580	1,959,928
Interest expense - related party	375,000	—
Provision for loan losses	5,624,155	1,675,777
Net revenues	4,772,795	9,531,724
Operating expenses:
Asset management fees	—	1,027,163
Professional services	—	151,039
Other operating expenses	—	25,576
Total operating expenses	—	1,203,778
Net income	$4,772,795	$8,327,946

The accompanying notes are an integral part of these financial statements.

CMR MORTGAGE FUND II, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the Years Ended December 31, 2007 and 2006

				Members’ Capital
	Investors in Applicant Status	Units	Members	Retained Earnings	Total Members’ Equity
Balance January 1, 2006	$2,144,045	72,465	$72,464,558	$—	$72,464,558
Subscription proceeds received	42,296,243
Transfers to members’ capital	(44,440,288)	44,440	44,440,288	—	44,440,288
Net income		8,328		8,327,946	8,327,946
Purchase of additional membership units from earnings			4,027,524	(4,027,524)	—
Distributions to members		(25,454)	(21,153,238)	(4,300,422)	(25,453,660)

Balance December 31, 2006	—	99,779	99,779,132	—	99,779,132
Subscription proceeds received	27,600
Transfers to members’ capital	(27,600)	27	27,600	—	27,600
Net income		4,772		4,772,795	4,772,795
Purchase of additional membership units from earnings			1,176,156	(1,176,156)	—
Distributions to members		(16,871)	(13,275,161)	(3,596,639)	(16,871,800)

Balance December 31, 2007	$—	87,707	$87,707,727	$—	$87,707,727

The accompanying notes are an integral part of these financial statements.

CMR MORTGAGE FUND II, LLC

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$4,772,795	$8,327,946
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,624,155	1,675,777
Gain on sale of loan	(874,630)	(165,664)
Gain on sale of real estate to related party	(1,263,195)	(141,447)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(51,794)	(2,129,747)
Accounts payable and accrued expenses	660,667	61,049
Due from related parties	832,128	(2,160,165)
Due to related parties	(101,932)	(313,548)
Net cash provided by operating activities	9,598,194	5,154,201
Cash flows from investing activities:
Investment in real estate owned	—	(3,657,275)
Proceeds from sale of real estate owned	—	604,642
Proceeds from sale of loans	1,279,590	19,110,000
Proceeds from sale of note receivable from Manager	2,448,176	—
Advances to borrowers	(4,749,171)	(400,514)
Net decrease/(increase) in loans	7,534,617	(62,134,543)
Net cash provided by (used in) investing activities	6,513,212	(46,477,690)
Cash flows from financing activities:
Contributions from members	27,600	44,440,288
Distributions/redemptions to members	(17,325,076)	(24,899,308)
Decrease in investors in applicant status	—	(2,144,045)
Proceeds from note payable to related party	600,000	25,000,000
Repayment of note payable to related party	(2,094,243)	(1,491,489)
Net cash (used in) provided by financing activities	(18,791,719)	40,905,446
Net decrease in cash and cash equivalents	(2,680,313)	(418,043)
Cash and cash equivalents at beginning of year	4,138,948	4,556,991
Cash and cash equivalents at end of year	$1,458,635	$4,138,948
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$2,997,715	$1,715,177
Franchise taxes	—	$12,590
Non-cash investing activities:
Real estate acquired through foreclosure	$2,578,275	$2,347,367
Note receivable from Manager for sale of real estate owned	—	$5,400,000
Note receivable from Manager for sale of loans	$6,246,187	—
Non-cash financing activities:
Notes payable to related parties assumed in foreclosure of real estate owned	$6,000,000	—

The accompanying notes are an integral part of these financial statements.

CMR MORTGAGE FUND II, LLC

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION, GENERAL FUND PROVISIONS, AND BASIS OF PRESENTATION

Organization

CMR Mortgage Fund II, LLC (Fund), which commenced operations in February 2004, and is managed by California Mortgage and Realty, Inc. (Manager), a Delaware corporation, is a California Limited Liability Company organized on September 5, 2003 for the purpose of making or investing in business loans secured by deeds of trust on real properties–predominately commercial income producing structures or land held by businesses—located primarily in California. The land can be income producing (e.g., vineyards) or may be held for commercial or residential development. The Fund’s loans are arranged and serviced by the Manager who is licensed as a California real estate broker and a California finance lender and broker. In addition, the Fund has the ability to invest in loans that were not originated by the Manager. Since inception, the Fund has only invested in one loan that was not originated by the Manager. The Manager provides certain operating and administrative services to the Fund. The Manager has complete control of the Fund’s business, subject to the voting rights of the members on specified matters and on any other matters which the Manager wishes to submit to a vote. Neither the Manager nor any of its affiliated entities held any of our membership interests at December 31, 2007.

Because the Fund is a California limited liability company, the liability of each member is limited to the member’s investment. The rights, duties and powers of the members of the Fund are governed by the Fund’s operating agreement (Operating Agreement) and the Beverly-Killea Limited Liability Company Act. The description of the general Fund provisions contained in these financial statements provides only general information. Members should refer to the Fund’s Operating Agreement for a more complete description of the provisions.

The Fund is subject to applicable federal and state securities laws in its offer and sale of membership interests. Through December 31, 2006, the Fund has offered membership interests pursuant to the exemption from registration for intrastate offerings provided by Section 3(a)(11) of the Securities Act of 1933, as amended, and Rule 147. Under this exemption, membership interests must be offered and sold only to California residents, the Fund must limit the amount of its investments in assets located outside California, and during an offering of membership interests and for a nine-month period after the offering terminates, members may only resell membership interests (or any portion thereof) purchased in the offering to California residents. Additionally, the Fund is limited in the offering of membership interests up to $150,000,000 (150,000 units), pursuant to a permit issued by the California Department of Corporations on November 20, 2003. Effective June 1, 2006, the Fund stopped accepting subscriptions for new membership interests; however existing members are allowed to make additional contributions to their accounts.

General Fund Provisions

Subscription Proceeds and Fund Admission

Subscribed funds of potential investors are recorded as liabilities of the Fund until their unit proceeds are used to fund a loan or retire the capital of a redeeming member at which time the subscribed units are included in members’ capital. Subscription funds not able to be utilized by the Fund within ninety days from the date received are returned. Subscribed funds do not earn interest for the benefit of the potential investor. There were no subscribed units at December 31, 2007 and 2006 because the Fund is not accepting new members.

Profits and Losses

Profits of the Fund are allocated among the members first in proportion to any losses previously allocated to them until the losses have been recouped and then on the basis of their relative capital account balances (Percentage Interests) as of the first day of the month; provided that if membership interests are purchased, increased or decreased during the month, the profits realized during the month will be prorated in proportion to the number of days during the month that each member held a capital account in the Fund on a weighted average basis. Losses of the Fund are allocated monthly as of the last day of the month to members in accordance with their Percentage Interests.

Distributions

Members of the Fund may elect to receive monthly cash distributions equal to their Percentage Interest of cash available for distribution or have those amounts added to their capital account and reinvested by the Fund. Subject to certain limitations, as described in the Operating Agreement, investors may change their election. As a result of this distribution or re-investment option, a member’s proportionate share of total members’ capital will likely change over time. Accrued distributions represent the net income not yet distributed to those members who have elected to receive monthly cash distributions.  Effective March 31, 2008, the Manager suspended all Fund distributions to members.

Liquidity and Redemptions from the Fund

Members’ Capital consists of capital contributions, adjusted for net income, and distributions to members. There is no public market for membership interests in the Fund and none is expected to develop in the foreseeable future. There are substantial restrictions on the transferability of membership interests and accordingly, an investment in the Fund is not liquid. The Operating Agreement provides that upon not less than sixty days’ written notice to the Manager, members may redeem all or part of their capital accounts from the Fund subject to certain limitations. The Fund’s capacity to return members’ capital is restricted to the availability of existing cash and future cash flows, as determined in good faith by the Manager. The Fund is not required to redeem members’ capital balances to the extent that the aggregate distributions paid during any twelve month period would exceed an amount equal to ten percent (10%) of the total members’ capital at the beginning of such period.  In the event that cash and cash flows are inadequate to return a member’s capital account, the Fund is not required to liquidate its loans or other assets for the purpose of paying a member desiring to redeem from the Fund. At the Manager’s discretion and if cash is available, redemptions are effected in less than sixty days.  The total amount of outstanding redemption requests as of December 31, 2007 and 2006 were $10,021,170 and $497,535, respectively.  Effective March 31, 2008, the Manager suspended all Fund redemptions to members. As of May 31, 2008, the total amount of outstanding redemption requests was $32,526,744 million.

Basis of Accounting and Use of Estimates

The financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and prevailing practices within the industry.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Manager to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ significantly from these estimates.

Going Concern

The Fund’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented dislocations in the real estate and capital markets during 2007 and into 2008, the Fund has incurred a significant reduction in loan payoffs and an increase in delinquencies, non-performing loans and real estate owned resulting in a substantial reduction of cash flows.

The Fund has also pledged $48,000,000 of its loan portfolio as security for a note payable to CMR Income Fund, LLC, (Income Fund) a related party.  The Fund is in technical default under this loan, resulting in a technical default of Income Fund’s note payable to Wells Fargo Foothill. The current outstanding principal and accrued interest on the note payable to Income Fund is $21,395,630.  Although the Manager is currently negotiating an extension or forbearance agreement, the lender could at its sole option foreclose on this loan and the underlying loans which collateralize the debt.  The Fund has available legal remedies and strategies which the Manager believes would prevent immediate loss of this collateral, and which would permit time to refinance, restructure, or otherwise work out the note and / or foreclose and sell the property collateralizing the note.  The Fund and the Manager consider their working relationship with the lender to be good and expect a collaborative resolution to be reached and accordingly have not provided for any specific reserves on the loan as the estimated fair value of the collateral exceeds the amounts represented by both the senior and junior debt.

In March 2008, the Fund began making debt service payments on its 8.98% pro rata share of $55,000,000 of the senior debt, which bears interest at a rate of 12%, and has the same collateral which securitizes a $2,920,000 subordinated loan made by the Fund on the subject property for which the borrower defaulted on both the senior and subordinate loans.  This caused a $44,000 increase of monthly interest expense in order to fully maintain the security interest of the Fund in the underlying collateral.  Although the Fund has thus far made timely payments on this encumbrance, the agreement to extend the term of the loan beyond March 2009 is being negotiated.  If the property is not sold prior to the termination of the extension agreement, the Fund might also need to assume the debt service liability on a portion of the $5 million of other third party subordinate debt in order to prevent foreclosure.

On April 9, 2008, the Manager, on behalf of the Fund and three other funds it services, foreclosed on 20 of 22 properties which comprised approximately $20,450,000, or 85% of the $24,300,000 total collateral securitizing three junior loans to the funds.  The total amount of junior debt secured by these properties, including principal, advances, and accrued interest is approximately $21,858,000, including approximately $11,113,000 owed to the Fund.  The senior liens, which are held by outside third parties, total approximately $7,809,000 and bear interest at an effective average interest rate of approximately 8.0%.  In order to fully maintain its junior lien security interests in these properties the funds will be obligated to keep the senior liens current until it sells these properties.  The pro rata share of this debt service will increase monthly interest expense of the Fund by approximately $30,000 per month.  The Manager anticipates that it will foreclose on the two remaining properties in the third quarter of 2008.

While the Fund does continue to accrue and collect interest on a portion of its loan portfolio, it does not have sufficient funds to fund its obligations or repay all the outstanding principal balances of the outstanding senior debt as they become due, which would allow the senior debt holders to foreclose on the underlying collateral and effectively eliminate the Fund’s equity therein.  Additional sources of cash from real estate loan payoffs or loan sales are required to continue operations beyond December 31, 2008.

These events have raised substantial doubt about the Company’s ability to continue as a going concern.

The Fund is dependent on sales of foreclosed properties and support from the Manager’s Contribution Agreement to meet cash needs and to continue operations.  The Manager initiated the following actions in response to these unprecedented market conditions to conserve cash and build cash reserves:

•	Commencing in January 2008, monthly distributions were made equal to the amount of net income (as compared to the targeted return as was done in prior periods).

•	On March 31, 2008, indefinitely suspended monthly cash distributions of net income and members’ redemptions.

•

On April 11, 2008, David Choo, the sole director of the Manager, executed a Contribution Agreement with us and certain other entities that the Manager sponsors, pursuant to which Mr. Choo agreed to use his diligent good faith and best efforts to sell or cause to be sold certain properties that he owns or controls and to contribute or advance $5.0 million to the Manager to be used to pay notes and other obligations the Manager has to us and these entities. The agreement also commits Mr. Choo to fund an operating reserve at the Manager of at least $1.5 million to be used solely for the Manager’s operating costs and overhead. The agreement further provides that until the maximum funding requirements described above and detailed in the Contribution Agreement are satisfied, any net cash sales proceeds remaining be held by Mr. Choo or the Manager such that they remain available to the Manager and us and these entities as reasonably required to pay our and their current operating expenses and otherwise remain solvent.

•

The Manager is continuing a program begun in the third quarter of 2006 to pursue an assertive collection process, including timely filing of a notice of default (generally within two days after the second missed payment – or sooner), timely filing of notice of foreclosure sale (generally as soon as permitted by law or regulation), preparing in advance of the foreclosure sale to market aggressively the collateral/real estate taken back (including interviewing and retaining brokers) and filing legal claims against the borrower/guarantors.

•	The Manager is negotiating with third-party, senior lien holders to forebear and/or reduce payments owing from the borrower.

•

The Manager sold properties collateralizing the notes owing by the Manager to the Fund at a loss (borne by the Manager) to raise cash for the Fund.  These transactions closed on April 25, 2008 and July 1, 2008 and generated cash totaling $3.56 million for the Fund.

The above actions, taken together, bolster the Fund’s cash resources and improve the likelihood of it continuing operations, including its ability to meet the debt service on loans with liens senior to its, through 2008.  As noted elsewhere, the Fund is dependent on the loan payoffs and sale of REO to continue operations through 2008 into 2009 and beyond, including eventual resumption of redemptions.   The Manager has had certain of the collateral securing the Fund’s loans (with the consent and cooperation of the borrower) and most of the Fund’s REO listed with nationally recognized brokers with strong presence in the applicable local markets and experience with the collateral type (e.g., land held for residential development in Hawaii or land held for commercial development in Southern California).   These brokers are diligent and committed to completing a transaction, but caution against forecasting the timing and pricing of a transaction in a historically low-volume market with limited credit financing available.   The dislocations and uncertainty in the capital and real estate markets have created a challenging environment which may continue through 2008 into 2009 and may necessitate further liquidations of assets at sub-optimum prices, particularly if conditions deteriorate further.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Segment Information

The Manager has determined that since all of the operations for products and services offered by the Fund are conducted from one location and because resources are not allocated based on the performance of different lending or transaction activities, it is appropriate to aggregate the operations of the Fund and report them as a single operating segment.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents consist of cash on hand and on deposit with financial institutions. The Fund maintains its cash in accounts with financial institutions, which, at times, may exceed federally insured limits. Cash held in banks in excess of FDIC insured limits as of December 31, 2007 and 2006 were $1,696,070 and $5,033,940 respectively.

Loans Secured by Deeds of Trust

Loans originated by the Fund are stated at the principal balances outstanding. The initial investment in a loan purchased by the Fund is recorded at the net amount paid. Any discount or premium related to a purchased loan is recognized as an adjustment of interest income using the effective interest method. The unamortized balance of discounts or premiums is reported as a component of net loans. Interest is accrued daily based upon outstanding loan balances. Impaired and past-due loans accrue interest as long as the loans are in the process of collection and considered to be well-secured. Loans are placed on nonaccrual status at the earlier of the loan being twelve months past due, the Manager’s determination that the primary source of repayment will come from the foreclosure and subsequent sale of the property securing the loan or when the loan is no longer considered well-secured. When a loan is placed on non-accrual, the accrual of interest for financial reporting is discontinued, however previously recorded accrued interest is not reversed. A loan may return to accrual status when all delinquent interest and principal become current in accordance with the original terms of the loan agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Fund will be unable to collect all amounts due, including both principal and interest, in accordance with the contractual terms of the loan agreement. Loan impairment is measured based on the lesser of the carrying value of the loan, including principal balance, accrued interest, advances and other capitalized fees and costs, the present value of expected net future cash flows discounted at the loan’s effective interest rate or the fair value of collateral if the loan is collateral-dependent. Payments received on impaired loans are applied to reduce principal to the extent necessary to ensure collection of principal. Subsequent payments on these loans, and payments received on nonaccrual loans for which the ultimate collectability of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

The Fund may retain part of the proceeds from a specific loan origination as an interest reserve to insure timely interest payments for up to the first year of the loan. The interest reserve funds are retained for the benefit of the borrower in a trust account maintained by Manager. As monthly interest payments become due, the Manager transfers funds from the trust account to the Fund. In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction to the outstanding principal balance.

No significant premiums, discounts, loan origination fees, commitment fees or direct loan origination costs have been incurred or received by the Fund.

The Fund may acquire loans through a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Fund acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Fund’s estimate of undiscounted cash flows expected to be collected over the Fund’s initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected are recognized as an impairment. The Fund may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2007 and 2006, there were no loans being accounted for under this policy.

In 2006, the Fund sold a loan with a principal balance of $19,500,000 and a stated interest rate of 13% with a scheduled maturity of September 2009. The Fund received proceeds of $19,500,000 less a fee of $390,000 and retained the right to receive 5% of future interest payments which is offset by a servicing fee paid to the Manager equal to 2% of future interest payments.  Upon the sale, the Fund recognized a gain on sale of the loan of approximately $166,000, and recorded an interest-only strip receivable of approximately $556,000.  This receivable, which is included in accrued interest receivable and other assets in the Balance Sheet, was fully amortized at December 31, 2007, and had a balance of approximately $483,000 as of December 31, 2006.  All future payments will be recorded as interest income.

Advances

Advances are stated at principal balances outstanding to the Fund. The Manager has discretion to pay amounts to third parties on behalf of borrowers to protect the Fund’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal payments on a senior lien to prevent foreclosure by the senior lien holder, property taxes, property insurance premiums, and attorney fees. Advances accrue interest until repaid by the borrower.

Allowance for Loan Losses

The allowance for loan losses is an estimated amount that the Manager believes will be adequate to absorb losses inherent in the portfolio based on evaluations of collateral values, collectability, prior loss experience, including accrued interest, fees and other advances, and other factors. The allowance is established through a provision charged to expense. Loans are charged against the allowance when the Manager believes that the collectability of the principal is unlikely.  Recoveries of previously written off amounts are credited to the allowance for loan losses.

The Manager reviews the adequacy of the allowance for loan losses at least quarterly, including consideration of the relative risks in the portfolio and current economic conditions that may affect the borrower’s ability to pay. Classified loans and loans determined to be impaired are evaluated by the Manager for specific risk of loss, primarily based on the estimated fair value of the collateral securing the loan. The fair value estimates are derived from information available in the real estate markets, including similar property, and often require the experience and judgment of third parties such as commercial real estate brokers and appraisers. The allowance is adjusted based on that review if, in the Manager’s judgment, changes are warranted. The allowance for loan losses at December 31, 2007 and 2006 reflects the Manager’s estimate of probable losses in the loan portfolio.

Real Estate Owned

Real estate owned (REO) includes real estate acquired in full or partial settlement of loan obligations. The carrying value of an REO is determined using the lower of cost or net realizable value method.  Under this method, cost is equal to the total of the principle balance of the loan, net of any specific reserves, plus advances and accrued interest balances at foreclosure.  Net realizable value is the fair market value of the REO, less estimated costs to sell.  Any excess of cost over net realizable value is charged against the allowance for loan losses. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate brokers and appraisers. The estimates figure materially in calculating the value of the REO at foreclosure, the level of the charge to the loan loss reserve and any subsequent valuation reserves. Following foreclosure, valuations are periodically performed, with any subsequent write-down recorded as a separate valuation allowance and charged to other operating expenses. Construction and other development costs incurred while preparing the real estate for sale are capitalized and increase the cost-basis and carrying value of the REO to the extent they do not exceed net realizable value. The maintenance of the real estate owned, including expenses associated with the property’s disposition, is expensed as incurred. Gains or losses on dispositions are recorded in other operating income or expense. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale and potential financing.

Income Taxes

The Fund, as a limited liability company, is classified and treated as a partnership solely for federal and state income taxation purposes. Taxes based on the operating results of the Fund are, therefore, determined and payable at the member level, whether or not any actual distribution is made to such member during the year. However, the Fund is subject to an annual minimum franchise tax and gross receipts fee by the State of California.  Taxes paid to the State of California were $12,590 in both 2007 and 2006. The Manager reimbursed the Fund for the full amount of taxes paid in 2007.

Impact of New Financial Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statement (SFAS) No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.   In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. The Fund adopted SFAS 157 on January 1, 2008.  The adoption did not have a material impact to the Fund’s financial position or results of operations or cash flows.

Fair Value Accounting

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire instruments and not to portions of instruments.  The Fund adopted SFAS 159 on January 1, 2008 and the Manager did not elect the fair value option for any of the Fund’s financial instruments.

Accounting for Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)).  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Fund is required to adopt SFAS No. 141 (R) for all business combinations for which the acquisition date is on or after January 1, 2009.  Earlier adoption is prohibited.  This standard will change the accounting treatment for business combinations on a prospective basis.

3. RELATED PARTY TRANSACTIONS

California Mortgage and Realty, Inc., as the sole Manager of the Fund, is responsible for all management decisions related to the operations and investments of the Fund. In accordance with the Operating Agreement and other loan-servicing agreements with the Fund, the Manager is entitled to receive fees for the various services it provides and to be reimbursed for certain costs incurred on behalf of the Fund.  The Manager may also, at its sole discretion, agree to forego the fees for services and expense reimbursement otherwise due and payable from the Fund.  When the Manager agrees to forego these items the Manager may collect additional fees and reimbursements, limited to the amount previously foregone, in subsequent years if and only if the rate of return of the Fund is in excess of 8.0% and limited each year to the amount in excess of that return.  For the year ended December 31, 2007 the Manager agreed to forego $1,273,119 of the total asset management and servicing fees and $1,233,497 of expense reimbursements.  The Manager did not forego any of these fees and reimbursements in 2006.

Loan Origination Fees

In consideration for the review, selection, evaluation, negotiation and extension of Fund investments, the Manager receives loan brokerage, origination, renewal or forbearance fees (Loan Origination Fees). These Loan Origination Fees are paid directly by the borrowers to the Manager and, therefore, are not included in the operations of the Fund. During 2007 and 2006 these fees were $330,000, and $5,173,356, respectively.

Loan Servicing Fees

The Manager is entitled to receive a monthly fee for loan servicing of up to 2% per annum (1/12th of 2% per month) of the outstanding principal balance of each loan. The fee is payable monthly as the Fund receives interest payments from borrowers.  The Manager may at its sole discretion, agree to forego loan servicing fees otherwise due and payable from the Fund.  Loan servicing fees during 2007 and 2006 were $2,021,821, net of $333,548 of fees that the Manager elected to forego, and $2,361,457 in 2006.

Asset Management Fees

The Manager is entitled to receive a monthly fee for management services provided to the Fund equal to 1% per annum (1/12th of 1% per month) of net assets under management. Net assets as defined by the Operating Agreement, is equal to total members’ capital as of the first day of the month, which is payable on the last day of the month. The Manager may, at its sole discretion, agree to forego asset management fees otherwise due and payable from the Fund.  Asset management fees during 2007 were $939,571, all of which the Manager elected to forego, and $1,027,163 in 2006.

Operating Expenses

The Manager may be reimbursed by the Fund for any operating expenses and other costs it incurs. The Manager may also, at its sole discretion, agree to forego operating expense reimbursement otherwise due and payable from the Fund.  During 2007, The Manager agreed to forego reimbursement on all operating costs incurred by the Fund which totaled $1,233,497.  During 2006, the Fund paid all its operating expenses and other costs directly; there were no operating expenses or other costs incurred by the Manager for which reimbursement was sought.

Other Fees

The Operating Agreement between the Fund and the Manager provides for other fees such as loan processing and documentation fees. Such fees are incurred by the borrowers and are paid directly to the Manager; therefore are not included in the operations of the fund.

Lending and Borrowing Arrangements

At December 31, 2007, the Fund had a $2,351,824 remaining balance on a note receivable from the Manager used to purchase real estate held for sale from the Fund (see Note 9).

In 2006, as described in Note 1, the Fund originated a $48,000,000 loan secured by deeds of trust (Loan) (see Note 5 and 9). As part of this transaction, the Fund invested $23,000,000 of its own capital in the Loan, and also entered into an agreement with CMR Income Fund, LLC, a related party, to borrow $25,000,000 at an interest rate of one month LIBOR, plus 6.50%, and secured by the Fund’s interest in the Loan and all properties securing the Loan. At December 31, 2007, the related party loan payable and accrued interest due was $21,395,630. In conjunction with the loan, costs of $452,753 were deferred and have been amortized over the term of the loan. Amortization of $208,003 was recognized in 2007 and $244,750 was recognized in 2006. The Manager, on behalf of the Fund, has negotiated multiple forbearance agreements subsequent to the original maturity date effectively extending the term of the loan until August 31, 2007.  As such, the Fund was in technical default on this indebtedness as of December 31, 2007 and the lender could at its sole option foreclose on this loan and the underlying loans which collateralize the debt. As of the date of this report, the Fund is in the process of negotiating additional forbearance or refinancing from the lender. The Fund has continued to make monthly payments on our promissory note, and Wells Fargo Foothill continues to accept these payments.

In June 2007, the Fund foreclosed on its lien junior to a $6,000,000 note with an interest rate of 12.5% per annum on behalf of CMR Fund I, LLC, CMR Fund III, LLC and direct investors for whom the Manager provides loan servicing.  As owner of the property, the Fund is making payments on the senior note to protect its equity in the property.

4. LOANS SECURED BY DEEDS OF TRUST, CONCENTRATIONS AND CHARACTERISTICS

All of the Fund’s loans are fixed rate loans with interest rates that range from 12.5% to 13.95% at December 31, 2007 and 12.0% to 13.5% at December 31, 2006.

Concentrations of Credit Risk

While the Manager may consider the income level and general credit worthiness of a borrower to determine a borrower’s ability to repay the loan according to its terms, such considerations are typically subordinate to a determination that the value of secured collateral will provide a sufficient source of funds for loan repayment. When a loan is collateralized by multiple property types the loan is categorized as “Mixed use properties”.  A significant portion of the loans are secured by two or more real estate parcels, which may be secured by differing positions for the deeds of trust. When the collateral deed trust types are different for a loan (e.g. secured by a combination of first, second and/or third trust deeds), the loan is categorized as “mixed”. The Fund’s loan portfolio as of December 31, 2007 and 2006 had the following characteristics:

Loan Portfolio in Dollars as of December 31, 2007:

	First Trust Deeds	Second Trust Deeds	Third Trust Deeds	Mixed Trust Deeds	Totals
Commercial real estate	$2,351,824	$10,000	$—	$11,998,000	$14,359,824
Residential real estate	—	3,103,573	—	0	3,103,573
Improved and unimproved land	9,291,064	957,000	13,791,744	60,838,290	84,878,098
Mixed use properties	—	40,000	—	—	40,000
Total(1)	$11,642,888	$4,110,573	$13,791,744	$72,836,290	$102,381,495

Loan Portfolio in Dollars as of December 31, 2006:

	First Trust Deeds	Second Trust Deeds	Third Trust Deeds	Mixed Trust Deeds	Totals
Commercial real estate	$5,430,000	$830,000	$—	$103,271	$6,363,271
Residential real estate	—	1,090,000	—	—	1,090,000
Improved and unimproved land	6,395,555	16,214,227	12,891,744	61,299,794	96,801,320
Mixed use Properties	—	100,000	—	11,592,932	11,692,932
Total(1)	$11,825,555	$18,234,227	$12,891,744	$72,995,997	$115,947,523

Number of Loans in the Portfolio as of December 31:

	2007					2006
	First Trust Deeds	Second Trust Deeds	Third Trust Deeds	Mixed Trust Deeds	Totals	First Trust Deeds	Second Trust Deeds	Third Trust Deeds	Mixed Trust Deeds	Totals
Commercial real estate	1	1	—	3	5	3	4	—	2	9
Residential real estate	—	2	—	1	3	—	1	—	—	1
Improved and unimproved land	5	1	2	5	13	6	5	2	5	18
Mixed use Properties	—	1	—	—	1	—	1	—	7	8
Total(2)	6	5	2	9	22	9	11	2	14	36

Schedule of Maturities as of December 31, 2007:

	First Trust Deeds	Second Trust Deeds	Third Trust Deeds	Mixed Trust Deeds	Totals
December 31,
2008	$—	$957,000	$8,000,000	$10,918,000	$19,875,000
2009	3,224,450	10,000	5,791,744	60,838,290	69,864,484
2010	6,062,614	3,103,573	—	1,080,000	10,246,187
2011	4,000	40,000	—	—	44,000
2012	—	—	—	—	—
Total(1),(3)	$9,291,064	$4,110,573	$13,791,744	$72,836,290	$100,029,671

Schedule of Maturities as of December 31, 2006:

	First Trust Deeds	Second Trust Deeds	Third Trust Deeds	Mixed Trust Deeds	Totals
December 31,
2007	$55,000	$820,000	$—	$300,000	$1,175,000
2008	30,000	4,045,000	10,000,000	11,089,932	25,164,932
2009	3,218,588	7,948,790	2,891,744	61,399,794	75,458,916
2010	8,143,052	1,090,000	—	156,271	9,389,323
2011	378,915	4,330,437	—	50,000	4,759,352
Total	$11,825,555	$18,234,227	$12,891,744	$72,995,997	$115,947,523

Number of Loans in the Portfolio by Maturity Date as of December 31:

	2007					2006
	First Trust Deeds	Second Trust Deeds	Third Trust Deeds	Mixed Trust Deeds	Totals	First Trust Deeds	Second Trust Deeds	Third Trust Deeds	Mixed Trust Deeds	Totals
2007	—	—	—	—	—	1	3	—	1	5
2008	—	1	1	3	5	2	1	1	3	7
2009	2	1	1	5	9	2	5	1	6	14
2010	2	2	—	1	5	2	1	—	3	6
2011	1	—	—	1	2	2	1	—	1	4
Total(2),(3)	5	4	2	10	21	9	11	2	14	36

Loan Portfolio Summarized by Quartile as of December 31:

	2007				2006
Quartile	Count	Total	Average	Percent of Total	Count	Total	Average	Percent of Total
1	6	$1,172,000	$195,333	1%	9	$185,186	$20,576	0%
2	6	8,172,397	1,362,066	8%	9	2,100,000	233,333	2%
3	5	14,240,364	2,848,073	14%	9	15,539,716	1,726,635	13%
4	5	78,796,734	15,759,347	77%	9	98,122,621	10,902,513	85%
Total(1)	22	$102,381,495	$4,653,704	100%	36	$115,947,523	$3,220,765	100%

(1)Includes notes receivable from the Manager totaling $8,598,011 and $5,400,000 in 2007 and 2006, respectively.

(2)Includes three loans to the manager as of December 31, 2007 and none in 2006, respectively.

(3)Excluded from the table is one loan to the Manager in 2007 for $2,351,824 that matures in 2032.

It is the Fund’s experience that loans may be refinanced beyond the maturity date or repaid before the maturity date therefore; the above tabulation for scheduled maturities is not a forecast of future cash receipts.

Loans vary by size and over time the mix in the portfolio changes. The number of loans in the portfolio and the outstanding balances of total loans have decreased during 2007.  During 2006 and continuing 2007, the portfolio concentrated to fewer borrowers. The largest quartile of loans decreased by 8% of the total portfolio from 85% as of December 31, 2006 to 77% at December 31, 2007.  Expressed as average dollar size of loans, the largest quartile increased by $4,856,834 from $10,902,513 as of December 31, 2006 to $15,759,347 as of December 31, 2007.

Loans are primarily secured by property in California. As of December 31, 2007, 82% of the collateral was spread across 12 counties in California and six other states. The largest concentration of loans was two loans to one borrower totaling $50,584,000, which was 49.4% of the portfolio. The collateral was in two counties in California. No other loans were secured by property in these two counties.

As of December 31, 2006, 90% of the collateral was spread across 15 counties in California and five other states. The largest concentration of loans was two loans to one borrower totaling $50,150,000 which was 43.6% of the portfolio. The collateral was in two counties in California. No other loans were secured by property in these two counties.

The Operating Agreement specifies that no more than 25% of total Fund capital (equal to members’ equity) will be invested in any one loan, calculated as of the time the investment is made. In 2006, the Fund indirectly borrowed $25,000,000 from Wells Fargo Foothill through Income Fund, an affiliate of the Manager, in order to fund a loan of $48,000,000.  Although the entire $48,000,000 loan to the borrower was more than 25% of total capital at the time the Fund made this loan, the amount of funds that the Fund invested in the loan was $23,000,000, which was 21.8% of total capital of $105,569,652 when the investment was made in June 2006. The Manager and its affiliates made additional loans to this borrower aggregating approximately $19,400,000. The Fund also has an interest aggregating $2,584,000 in a

junior loan which is secured by the same property.   The Manager believes the transaction is in compliance with the provisions of the Operating Agreement.

Because the terms of the original note payable to Wells Fargo Foothill required monthly payments of interest and amortized principal, the original balance of the note payable decreased. In addition the subsequent advances on the loan increased the Fund’s investment in the loan to $30,384,049.  As a result of these and the overall reduction in the level of capital in 2007 to $87,707,727, the amount of funds invested in loans to this borrower secured by the same property totaled 34.6% of total capital at December 31, 2007. The percentage of total capital that this investment represents may continue to grow if additional advances are made to this borrower or if capital is further reduced as a result of redemptions by members from their capital accounts.

5. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2007	2006
Balance, beginning of year	$684,845	$360,085
Provision charged to operations	5,624,155	1,675,777
Losses charged to allowance	—	(1,351,017)
Balance, end of year	$6,309,000	$684,845

Loans ninety days or more past due and still accruing interest:

	As of December 31,
	2007	2006
Number of loans	3	4
Total principal balance	$2,788,000	$13,397,985

These loans are considered well-secured and in the process of collection and therefore, are still accruing interest.

Impaired and nonaccrual loans:

	As of December 31,
	2007	2006
Number of loans	14	4
Total principal balance plus advances and accrued interest	$79,667,668	$4,437,234
Interest income recognized during the year	$760,518	$179,055
Foregone interest income	$1,453,526	$71,541
Total balance of loans with specific reserves	$12,181,853	$—
Specific loan loss reserve	$4,926,000	$95,000

At December 31, 2007 and 2006, all of the impaired and nonaccrual loans were in the process of foreclosure. When a loan is placed on nonaccrual, the accrual of interest is discontinued, however previously recorded accrued interest is not reversed. Payments received on impaired loans are applied to reduce principal to the extent necessary to ensure collection of principal. Subsequent payments on these loans, and payments received on nonaccrual loans for which the ultimate collectability of principal is not in doubt, are applied first to earned but unpaid interest and then to principal. Depending on the borrowers’ ability to bring a loan current through payment, refinancing by a third party or the Fund, and other legal courses of action available to the borrower and the Fund, the foreclosure of properties may be postponed or not completed. At December 31, 2007 and 2006 there were no outstanding commitments to lend additional funds to borrowers whose loans were identified as impaired.

The weighted average balance of principal plus advances and accrued interest of impaired and nonaccrual loans during the years ended December 31, 2007, and 2006 was $6,573,470 and $3,683,822, respectively.

6. REAL ESTATE OWNED

During 2007, the Fund foreclosed on two commercial properties held as loan collateral.  The Fund is holding the first property and is funding improvements to the property while actively marketing the property for sale.  The Fund recorded the REO at the net realizable value of the property at the time of foreclosure of $24,340.

The Fund is also holding the second property and is funding ongoing entitlement, engineering and other site development work as the Manager actively markets the property for sale.  The Manager believes that the fair market value of the property, net of selling and other costs, exceeds the carrying value of the REO at December 31, 2007, and no write-down was recorded in the transfer from loans to REO.  The Fund’s portion of the carrying value of the property at the time of foreclosure was $8,553,935.

During 2006, the Fund foreclosed on one commercial property held as loan collateral and sold the acquired property to the Manager. The net realizable value of the property at the time of foreclosure required that the Fund record a loan loss of $1,351,017. The Manager bought the property from the Fund at the net realizable value plus the recognized loss which made the Fund financially whole as compared to the net book value of the loan including principal, advances and accrued but unpaid interest just prior to foreclosure. The terms of the sale to the Manager, included a 10% down payment and a secured note for $5,400,000. The resultant gain on the sale of the property to the Manager was recognized on an installment sale basis in accordance with accounting principles pertaining to sales of real estate. As of December 31, 2006, the gain recognized was $141,447 and the deferred gain on the sale was $1,263,195. The loan matures on January 1, 2032 and the loan terms call for interest-only payments at 12.5% per annum. Additionally, the sole stockholder of the Manager has personally guaranteed to indemnify the Fund against any losses sustained by the Fund related to the loan up to a maximum amount of $2,000,000.  In 2007, the Manager made an additional payment on the note, allowing the Fund to recognize the remaining $1,263,195 gain on real estate sold, which was previously deferred as a gain in 2006.

7. COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance-Sheet Risk

The Fund is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its borrowers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee payable to the Manager. Since some of the commitments are expected to expire without being drawn upon and certain commitments may be funded through other resources provided by the Manager, the total commitment amount does not necessarily represent future cash requirements to the Fund. There were no outstanding credit commitments as of December 31, 2007 or 2006.

Contingencies

The Fund is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of Manager, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Fund.

The Fund registered with the SEC effective as of January 8, 2008.  The SEC has notified the Manager that it is conducting an informal inquiry relating to the Manager and us in order to determine whether there have been violations of the federal securities laws. In conjunction with this inquiry, certain information was requested from us. The Manager responded to the information requests related to the inquiry and will continue to cooperate with the SEC in responding to its request. The Manager believes that there will not be a material impact on our financial position or operations as a result of the inquiry.

8. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values are disclosed for financial instruments for which it is practicable to estimate fair value. These estimates are made as of a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Fund’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments.

Because no market exists for a significant portion of the Fund’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair value presented.

The following methods and assumptions were used by the Fund to estimate the fair value of its financial instruments at December 31, 2007 and 2006:

Cash and cash equivalents:  For cash and cash equivalents, the carrying amount is estimated to be fair value.

Loans and Advances:  The fair values for fixed rate loans or advances are estimated using discounted cash flow analyses, using interest rates offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness adjusted for the allowance for credit losses.  The carrying amount of the loans and accrued interest receivable approximates its fair value.  Interest rates on loans made by the Manager have not varied significantly and are made without a provision for a prepayment fee.  This causes the duration of the loan (the period of time it is expected to be outstanding) to be uncertain.  Unless the underlying collateral is diminished in value to an amount less than the loan amount, which would cause the carrying amount of the loan to be adjusted through a specific valuation reserve, the loans would have a market value of par.  Historically, sales of note interests to third-party investors (a limited, illiquid market) are priced at par.

Notes Receivable from Manager:  The fair value of the notes receivable from manager are estimated using discounted cash flow analyses, using interest rates offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness adjusted for the allowance for credit losses. The carrying amount of the loans and accrued interest receivable approximates its fair value.

Notes payable:  The fair value of the notes payable are estimated by discounting their future cash flows using rates at each reporting date for similar instruments. The carrying amount of accrued interest payable approximates its fair value.

The following table summarized these items at December 31:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$1,458,635	$1,458,635	$4,138,948	$4,138,948
Loans	$87,474,484	$87,474,484	109,862,678	109,862,678
Notes receivable from Manager	8,598,011	8,598,011	5,400,000	5,400,000
Advances	5,905,561	5,905,561	1,156,390	1,156,390
Accrued interest receivable	2,831,203	2,831,203	2,240,024	2,240,024
Financial liabilities:
Note payable	27,181,768	27,181,768	23,276,011	$23,276,011
Accrued interest payable	$276,362	$276,362	$232,500	$232,500

9. DUE FROM/TO RELATED PARTIES

Due from related parties consisted of the following as of December 31:

	2007	2006
Notes Receivable from Manager (Note 6)	$8,598,011	$5,400,000
Due from Manager	1,484,497	4,447
Due from escrowed interest reserve trust account	48,750	2,360,928
	$10,131,258	$7,765,375

Due to related parties consisted of the following as of December 31:

	2007	2006
Mortgage servicing fees payable to Manager	$121,547	$341,412
Due to other funds serviced by Manager	136,561	—
	$258,118	$341,412

Notes payable and accrued interest to related parties:

Note payable to CMR Income Fund LLC, principal	$21,181,768	$23,276,011
Accrued interest on note payable to CMR Income Fund LLC	213,862	232,500
	$21,395,630	$23,508,511

Notes payable to related parties – real estate owned:

Note payable to CMR Fund I, LLC	$275,000	$—
Note payable to CMR Fund III, LLC	1,590,000	—
Notes payable to direct investors serviced by Manager	4,135,000	—
	$6,000,000	$—

In June 2007, the Fund foreclosed on its lien junior to a $6,000,000 note payable bearing interest at a rate of 12.5% and serviced by the Manager on behalf of Fund I, Fund III and others for whom the Manager provides loan servicing. As owner of the property, the Fund assumed the obligation for the note payable, and is making payments on the senior note to protect its equity in the property. The Fund recorded interest expense of $375,000 in 2007.

10. SUBSEQUENT EVENTS

Increased delinquencies

Since December 31, 2007, delinquencies in our loan portfolio have significantly increased as shown below.

Delinquent Status	Outstanding Loan Balance at December 31, 2007	Percent of Total Balance at December 31, 2007	Outstanding Loan Balance at May 31, 2008	Percent of Total Balance at May 31, 2008
30 – 59 Days	$—	0%	$40,000	0%
60 – 89 Days	10,254,290	10	2,920,000	3
90+ Days	21,706,000	21	81,964,152	81
Total	31,960,290	31%	84,924,152	84%

Delinquencies within the loan portfolio increased $52,963,862 from December 31, 2007 to May  31, 2008 primarily due to one loan with a principal balance of $48,000,000, which was current as of December 31, 2007, but is included in the over 90+ days delinquent category as of May 31, 2008. This loan moved into non-accrual status on April 1, 2008.  An additional $957,000 interest in a $10,000,000 loan moved from current status at December 31, 2007 to the over 90+ day delinquent category as of May 31, 2008.  In addition, two loans to the same borrower totaling $9,574,290 were reported as 60-89 days delinquent at December 31, 2007.  One of the loans is now current and the other loan, now at $10,925,152 due to additional funding, is now reported as over 90+ days delinquent at May 31, 2008.

Another loan for $2,920,000 which was current as of December 31, 2007 is now included in the 60-89 days delinquent category as of May 31, 2008.  One other loan in which the Fund has a $40,000 interest moved from the current category at December 31, 2007 to 30-59 days delinquent as of May 31, 2008.

These additional delinquencies, together with the cure of one loan in which the Fund has a $200,000 interest which moved it from  the  90+ day delinquent category to current status and another loan in which the Fund has a $4,000 interest which moved from the 90+ day delinquent category to REO, represent the $52,963,862 net increase in delinquency.

Real estate foreclosures

Honolulu Loan:  As of May 31, 2008, the Fund held a $2,920,000 interest in a loan with a principal balance of $37,443,752 and bearing interest at a rate of 13% per annum for which the borrower was in default.  This loan is a junior portion of a $97,900,000 original loan facility and is junior to a $55,000,000 senior position held by an entity unaffiliated with the Fund or the Manager.  The security for the loan is approximately 161 acres of residentially zoned property. The borrower has defaulted on both the senior and the Fund’s junior note. The Manager is currently conducting negotiations with the borrower and the holder of the senior participation to assume the debt service payments under the senior participation and to acquire ownership of the collateral. The Fund’s pro rata share of the debt service payments under the senior participation totals $44,000 per month (8.1% of the total $550,000) although the Fund may advance more or less than its pro rata share of this payment.  On March 11, 2008, the Manager paid an extension fee of $1,375,000 to the senior lender on behalf of the funds it manages that participate in this loan.  The Manager also paid an extension fee of $90,000 to a third party lender participating in the junior note.  The Fund’s pro rata share of these payments is approximately $123,000.

Northern California Mixed-Use Portfolio Loan:  As of December 31, 2007, the Fund held a $600,000 loan secured by 22 different properties on a basis junior to liens securing $29,093,165 of senior loans. These senior loans included one held by the Fund in the principal amount of $10,000,000. Another loan is owned by two other funds managed by the Manager, with principal amount of $8,363,020. Another loan in the amount of $2,098,145 is held by another fund managed by the Manager, and the remaining $8,632,000 represents third party senior liens, which are in first position on several of the properties securing our loan.  On April 9, 2008, the Manager, on our behalf, completed foreclosure sales and assumed the obligation of 20 of the 22 properties as REO. We place the market value for the portfolio of 22 properties at $24,300,000.  As of May 31, 2008, our REO balance on these properties was $5,906,479.

Contribution agreement

Contribution Agreement with Sole Director of the Manager

On April 11, 2008, David Choo, the sole director of the Manager, executed a Contribution Agreement with the Fund and certain other entities that the Manager sponsors, pursuant to which Mr. Choo has agreed to use his diligent good faith and best efforts to sell or cause to be sold certain properties that he owns or controls and to contribute or advance $5,000,000 to the Manager to be used pay notes and other obligations the Manager has to the Fund and these entities.  In our case, these monies would be used by the Manager to make interest payments totaling approximately $65,000 per month on the $6,246,187 of notes receivable from the Manager in connection with its 2007 purchase of loans and the 2006 purchase of REO from the Fund.  The Agreement also commits Mr. Choo to establish an operating reserve at the Manager of at least $1,500,000 to be used solely for the Manager’s overhead and operating costs.  The Agreement further provides that any net cash sales proceeds remaining be held by Mr. Choo or the Manager such that they remain available to the Manager, the Fund, and these entities as reasonably required to pay their current operating expenses and otherwise remain solvent.

Suspension of distribution payments and redemptions

In an effort to conserve cash for debt service on senior liens which encumber properties collateralizing loans made by the Fund, the Manager, effective March 31, 2008, suspended indefinitely all distributions and redemptions to members.  It is unknown as of the date of this report when these payments will resume.  As of May 31, 2008 there was $29,991,969 in outstanding redemption requests.

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.            Controls and Procedures

Evaluation of disclosure controls and procedures.  Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), the principal executive officer and principal financial officer of the Manager have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the Manager, as appropriate to allow timely decisions regarding required disclosure because of material weaknesses identified in our internal control over financial reporting and by virtue of our failure to timely file this Annual Report on Form 10-K, and the subsequently required Form 10-Q for the quarter ended March 31, 2008.  A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a more than reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In our case, the material weaknesses stem from:

•                  Manager personnel in the controller function do not have the specific, requisite qualifications and training necessary to ensure the financial statements and all necessary disclosures are prepared and included in accordance with generally accepted accounting principles and other SEC reporting requirements.

•                  The Manager monitors property values supporting loan balances and real estate owned by obtaining market information through a variety of sources, including appraisals, current market data, and broker quotations. In certain instances where adjustments were made to property values based on market data or broker quotations, the Manager did not maintain sufficient contemporaneous documentation related to the analysis, considerations and conclusions in support of the adjustments to the property values.

Remediation

The Manager’s limited liquidity and other demands on its resources may make it difficult to eliminate the material weaknesses or otherwise increase our capability to satisfy our periodic and current reporting requirements.

Requisite qualifications and training.  The Manager is recruiting for an accounting manager, controller, or executive officer with financial services and/or real estate experience, and with requisite knowledge of and experience with respect to internal control over financial reporting and the reporting requirements under federal securities laws.  Several candidates were identified with the assistance of a search firm, but the Manager has to date been unsuccessful in hiring. The market for such individuals is competitive and their compensation often includes stock or stock options which are not available from the Manager.  The difficulty of finding such a candidate is exacerbated by the financial condition of the Manager and the funds it manages. Presently the Manager relies on the collective experience and knowledge of its finance staff with advice and guidance from third party consultants.

The build-up of leadership and staff capacity and capability has been significant since July 2006 and is ongoing.  Operations and accounting have been segregated. An executive with experience in information technology and financial services was recruited and has built an IT staff, implemented new core and supporting applications and has improved data management. A separate real estate administration function was created and an executive hired to head it.  Improvements have been made to the authorization, processing and recordation of transactions. Separate bank accounts are maintained for each entity managed by the Manager and banking operations is a standalone function reporting to the Operations/Information Technology executive.

Three critical core applications – General Ledger, Investor Management and Loan Processing — were identified, and associated operations and processes were designed.  Substantial progress has been made, particularly through the implementation of an industry standard General Ledger system, and a custom-developed Investor Management System, each with associated processes and controls. The conversion to the new general ledger system was completed in July 2007, which streamlined the formal general ledger operations and control function.  Consolidation of loan information into a standard SQLServer database and spreadsheet model contributed to improvements in loan processing controls and financial analysis capabilities. This database supplements the limited capability of an industry-standard software application for loan administration and servicing. Taken together, these subledger applications and databases provide the detailed systems of record that can be reconciled daily to the General Ledger and provide information to support and enhance financial reporting and management information Further automation, standardization and simplification in loan systems and processes is continuing throughout 2008 and 2009.

Property Valuation.  The Manager is taking steps to implement a formal process to create and maintain supporting documentation for all changes in property values supporting loan balances and real estate owned.

Beginning in 2009 – earlier depending on resources – Management intends to enhance the lending and underwriting processes and documentation by creating and staffing of a standalone credit function.  Historically – in equity and private mortgage lending – credit evaluation and documentation is not emphasized and is secondary to property/collateral valuation in underwriting loans with low LTV’s.  This approach has historically produced favorable results, particularly at the Fund, with limited REO’s and no losses. Only in the recent year, with the unprecedented turmoil in the capital markets,  have credit matters and the formal analysis and tracking of development and rehab projects, viability of and progress toward exit strategies, and evaluating and monitoring credit worthiness of the principals and guarantors become business critical.  We expect that in 2009 – again depending on resources – the Fund would add loan officer(s) with strong underwriting experience and analytic skills to servicing and credit analyst(s) similarly skilled and experienced to a nascent credit function.

Report of management on internal control over financial reporting.  This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in internal control over financial reporting.  Other than progress in addressing the above-mentioned material weaknesses, there were no changes in our internal control over financial reporting that occurred during the our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.              Other Information

None.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance

Management.  We are a California limited liability company and have no directors or officers. All management powers are vested in the Manager, California Mortgage and Realty, Inc., which is a Delaware corporation. The following table sets forth certain information with respect to the executive officers and directors of the Manager as of May 31, 2008:

Name	Age	Position
David Choo	45	Director and President
James Gala	55	Chief Executive Officer and Chief Financial Officer
Craig Raymond	64	Senior Vice President and Secretary

David Choo has been the President of the Manager from 1994 to the present and its sole director since 1998. He has also served as Chairman of the Manager since 1998 and as Secretary from 1994 to 1999. Mr. Choo became licensed as a California real estate broker in 1995. He has worked continually in the real estate investment industry since 1986. Mr. Choo was the past two-term president and a director of the California Mortgage Association and was previously a director of the California Trust Deed Broker’s Association, a predecessor organization to the California Mortgage Association. He is a past member of the Mortgage Association of California and was a member of the Mortgage Banker’s Association. Mr. Choo received dual bachelor degrees in Economics and Computer Science from the University of California at Berkeley in 1984.

James Gala has been the Chief Executive Officer of the Manager since January 30, 2006 and was also elected to serve as Chief Financial Officer effective June 2006. Prior to joining the Manager, Mr. Gala was President and Chief Executive Officer of California Savings Bank from November 2004 to January 2006. Mr. Gala previously served as Chief Financial Officer of Fremont Bank from January 2003 to November 2004 and Senior Vice President, Loan Servicing & Post Closing, of Wells Fargo Home Mortgage from April 2001 to June 2002 and Senior Vice President, Servicing, from September 2000 to March 2001. Mr. Gala received a B.S. in Business Administration from Ohio State University in 1974.

Craig Raymond has been the Senior Vice President of the Manager since January 2005 and Secretary since 2000 and served as Vice President from 2000 to 2004. He served as advisor to numerous real estate investors, property managers, real estate and mortgage brokers and contractors for more than ten years before joining the Manager in August 1999. He was also an infantry officer in the U.S. Army for more than 20 years, specializing in training and fiscal management. Colonel Raymond received a B.S. in Business Administration from the University of California at Berkeley in 1966 and an M.A. in Management from Webster University in 1978.

Corporate Governance.  As we have no officers, directors or employees, we have no audit committee and no code of ethics.  Our Manager has adopted an Employee Conflict of Interest Policy that applies to all of the Manager’s employees.  A copy of the Manager’s Employee Conflict of Interest Policy can be obtained free of charge by delivering a written request to us at the address set forth on the cover page to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance.  Under U.S. securities laws, directors and certain executive officers of the Manager and persons holding more than 10% of our membership interests must report their initial ownership of membership interests and any changes in that ownership to the SEC.  The SEC has designated specific due dates for theses reports and we must identify in this Annual Report on Form 10-K those persons who did not file these reports when due.  Based solely on our review of copies of the reports filed with the SEC, we believe that all persons subject to reporting filed the required reports on time in 2007.

Item 11.                Executive Compensation

We have no officers and directors and all of the management powers are vested in the Manager.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Equity Compensation Plan Information

We have no officers or directors, and all of the management powers are vested in the Manager. As of December 31, 2007, the Manager did not own any of our membership interests. The following table shows, as of December 31, 2007 the capital account balance of each person who is known to us to own more than 5% of the total members’ capital.

Name and Address	Member’s Capital Account Balance	Percentage of Total Fund Capital Account Balances
G. Samuels P.O. Box 129 Pleasanton, CA 94566	5,135,566	5.85%

(b)                                 The following table shows, as of December 31, 2007, the equity balance of each executive officer and director of the Manager.

Name	Member’s Capital Account Balance	Percentage of Total Fund Capital Account Balances
Craig Raymond	1,343	Less than 1%
Directors and executive officers as a group	1,343	Less than 1%

Item 13.                Certain Relationships and Related Transactions, and Director Independence

Compensation to the Manager and its Affiliates.

The following summarizes the forms of compensation to be received by the Manager and its affiliates pursuant to our policies and our operating agreement. All of the amounts described below are payable regardless of our success or profitability. None of the following compensation was determined by arm’s length negotiations. The Manager retains the right to terminate all or any portion of its business relationship with us at any time, in which event we would seek to retain one or more other firms to perform the various services rendered by the Manager as described below.

		Amount of Compensation
Form of Compensation Paid by Fund	Estimated Amount or Method of Compensation	2007	2006
Fees for Negotiating the Purchase of Discounted Loans from Third Parties(1)	Anticipated to average between 3% - 6% of the principal amount of each loan but may be higher or lower depending upon market conditions.	$0	$0
Loan Servicing Fee	Up to 2% of the principal amount of each Fund loan on an annual basis, payable monthly (i.e., 1/6th of 1% per month), but only as interest is received by us.(2)	$2,021,821	$2,361,457
Asset Management Fee	1/12th of 1% of Net Assets Under Management, payable monthly (i.e., 1% per year).(3)	$0	$1,027,163
Supplemental Compensation	In any year, an amount not exceeding the lesser of (i) the amount of any fees foregone by the Manager in prior year(s), or (ii) the amount by which the annualized investment return to members in the current year would otherwise exceed 8% per annum.	$0	$0
Reimbursement of Expenses	Reimbursement for actual out-of-pocket organization, registration and syndication expenses and all of our operating and administrative expenses, including legal and accounting fees relating to the Registrant’s Registration Statement on Form 10.(4)	$0	$0
Commissions on Sales of Foreclosure Properties	Anticipated to average between 3% - 6% of the sales prices of such properties but payable only to the extent we receive the total amount of our investment in the property.	$0	$0
Origination, Forbearance and Renewal Fees(5)	Origination and renewal fees are anticipated to average between 3% and 6% of the principal amount of each loan conditions. Forbearance fees are anticipated to be between 1% and 1.5%. These fees may be higher or lower depending upon market conditions.	$6,912,021	$5,173,356
Loan Processing and Documentation Fees	Prevailing industry rates, of approximately $1,000 per loan for documentation fees and $1,000 per loan for loan processing fees. These fees may vary depending on market conditions.	$2,000	$15,000

Footnotes from above:

(1)          To the extent the Manager negotiates the purchase of a loan for us at a discount (i.e., for a purchase price lower than the par value of the loan) from non-affiliated third parties, the Manager may be paid a commission based upon the principal amount of the loan purchased; however, no such commission will exceed the amount of the discount obtained in connection with the loan.

(2)          In 2007, the Manager elected to forego its right to receive $0.3 million of the loan servicing fees it was entitled to receive and which are not reflected in the table.

(3)          “Net Assets Under Management” means our total capital, including cash, notes (at book value), real estate owned (at book value), accounts receivable, advances made to protect loan security, unamortized organizational expenses and any of our other assets valued at fair market value, less our liabilities. We will pay the Asset Management Fee to the Manager on the last day of each calendar month with respect to Net Assets Under Management as of the first day of the immediately preceding month.  In 2007, the Manager elected to forego its right to receive $0.9 million of the asset management fees it was entitled to receive, and which are not reflected in the table.

(4)          In 2007, the Manager absorbed $1.2 million of our operating expenses other than asset management fees, which is substantially comprised of professional fees.

(5)          In the case of loans made under our finance lender’s license, we will pay to the Manager an amount equal to any origination, forbearance or renewal fees that we receive from borrowers. In the case of loans made under the Manager’s real estate broker’s license, the Manager may receive brokerage commissions payable solely by the borrower.

Sale of Property to the Manager

Pursuant to the terms of our operating agreement, in the event we become the owner of any real property by foreclosure on a loan, we may sell such property to the Manager or an affiliate of the Manager, provided:

(a)                                  no foreclosed property will be sold to the Manager or an affiliate of the Manager unless the Manager has first used its best efforts to sell any property at a fair price on the open market for at least 90 days;

(b)                                 in the event any property is sold to the Manager or an affiliate of the Manager, the net purchase price must be (i) no less favorable to us (taking into account any avoided commissions or other cost savings) than any bona fide third-party offer received, and (ii) no less than the total amount of the our “investment” in the property; and

(c)                                  neither the Manager nor any of its affiliates receives a real estate commission in connection with such sale.

In June 2006, we foreclosed on one of our loans and formed a Nevada limited liability company called Fremont 4170, LLC (“Fremont 4170”) in anticipation of the foreclosure sale. Fremont 4170 took fee simple title to the property in the foreclosure sale. The Manager purchased Fremont 4170 from us in December 2006 for a total price of approximately $6 million, which was the total amount of our investment in the property. The Manager made a down payment of $604,642 in cash and delivered a promissory note and deed of trust in our favor for $5.4 million. The interest rate on the promissory note is 12.5% per annum and the note matures on January 1, 2010. David Choo, the sole director of the Manager and its president, has guaranteed the loan up to an amount of $2 million.  On December 31, 2007, the Manager made an additional $600,000 principal payment on the note.

Loan Sales to the Manager

We may sell existing loans to the Manager or its affiliates, but only so long as we receive net sales proceeds from the sale equal to the total unpaid balance of principal, accrued interest and other charges owing under such loan, or the fair market value of such loan, whichever is greater. The Manager receives no fees or commissions in connection with these sales.

On December 31, 2007, the Manager purchased $6.2 million in principal amount of impaired loans from us.  The aggregate paid, including advanced expenses and accrued interest, totaled approximately $7.5 million.  The sale price of each loan exceeded its carrying value.  As a result of the sales, we recognized $2.2 million of income.  The Manager paid 17% of the purchase price in cash and borrowed the remaining balance from us.

We may purchase existing loans from the Manager or its affiliates so long as:

(a)                                  at the time of purchase the borrower is not in default under the loan; and

(b)                                 no brokerage commissions or other compensation by way of premiums or discounts may be paid to the Manager or any of its affiliates by reason of such purchase (except loan origination fees earned upon initial funding of the loan).

The Manager regularly sells loans or portions of loans in our loan portfolio to and purchases loans or portions of loans for our loan portfolio from other funds that it manages. By selling loans or portions of loans, we are able to more efficiently invest amounts that we receive from repayments of the principal amount of loans and from the sale of our membership interests.

Payment of Sub-Servicing Fees to the Manager

In addition to acting as servicer for all of the loans in our loan portfolio, the Manager acts as sub-servicer for one loan we sold to ING. In connection with the sale, the Manager became the sub-servicer for the loan, and is paid a monthly sub-servicing fee of 2% per annum of the unpaid principal balance of the loan but only if the borrower makes all required interest payments on the loan on a current basis. Through June 1, 2008, we and the Manager have received all monthly payments from ING. See “Item 1—Business—Our Mortgage Loan Portfolio.”

Loan from Affiliate of the Manager

We have a loan outstanding in the principal amount of $21.2 million, as of December 31, 2007, which we indirectly borrowed from Wells Fargo Foothill through Income Fund, an affiliate of the Manager, in order to make a loan of $48.0 million. Income Fund borrowed $25.0 million from Wells Fargo Foothill and used the loan proceeds to make a loan to us for $25.0 million. The interest rate from Wells Fargo Foothill to Income Fund, and from Income Fund to us, is one-month LIBOR plus 6.5%. Our promissory note to Income Fund, as well as the Wells Fargo Foothill loan to Income Fund, matured on May 31, 2007. Income Fund is in technical default under this loan.  The Manager is currently in discussions with Wells Fargo Foothill to further extend the forbearance until December 31, 2008, although there can be no assurance that the Manager will be successful.  We have continued to make monthly interest payments on our promissory note to Income Fund, and Wells Fargo Foothill continues to accept these payments from Income Fund.  Income Fund has also agreed not to exercise its default remedies pending discussions with Wells Fargo Foothill.  See “Item 1A—Risk Factors—We have and in the future may assign any portion of our loan portfolio as security to a third party lender, and if we fail to meet our payment or other obligation under the loan from the third party lender, we may risk losing the loans we assign as security to such lender and the lender may have recourse to our other assets, which would adversely affect our financial condition and the return on investment of our members.”

We have one REO which is subject to a $6.0 million senior lien in favor of the holders (Fund I, Fund III and others for whom the Manager provides loan servicing) of a senior note, on which we are continuing to make payments to protect our equity in the property until such time as we sell the asset. We recorded interest expense of $0.4 million on the loan in 2007.

Related Party Transactions

From time to time, we may make payments on behalf of borrowers in order to keep current a position in a loan that is senior to us. We would do this if it is necessary to protect our own junior position in the loan and its securing properties. Such payments may be to other funds affiliated with the Manager. At December 31, 2007, we had one loan in our loan portfolio, with a principal balance of $48.0 million, on which the borrower was not making payments, but payments have been received from one of the holders of a loan secured by junior liens on the same properties. This junior loan is owned by other funds managed by the Manager. These payments totaled approximately $2.6 million in 2007, and were made by Fund III.  Fund III stopped making payments on the loans as of the end of 2007 and we do not anticipate receiving further payments on this loan. The borrower has defaulted on a forbearance agreement put in place on the loan, and we have now initiated foreclosure proceedings on the properties securing the loan.

Conversely, at times other funds affiliated to the Manager may make payments on behalf of borrowers in order to keep our own senior position in a loan. This would be done in order to protect those funds’ junior positions in the loan and its securing properties. At December 31, 2007, we had three loans in our loan portfolio, with principal balances totaling $28.5 million (of which $11.2 million was held by us), which were secured by junior liens subordinate to senior liens totaling $50.4 million on which the borrowers are not making payments.  All of these senior loans are owned by funds managed by the Manager or others for which the Manager provides loan servicing.  Until December 2007, we had been advancing on a monthly basis amounts necessary to cure monetary defaults on the senior loans. These payments totaled approximately $3.5 million in 2007.  In 2007 the portion of payments made to affiliates of the Manager were $0.1 million to Fund I, $0.7 million to Fund III, $0.3 million to First Street, and $0.1 million to Income Fund. The remainder ($2.3 million) was paid to other lenders for which the Manager provides loan servicing. In 2008, we have paid $0.1 million to Income Fund on one of the loans, but we do not anticipate advancing further funds to keep the senior loans current, as we have initiated foreclosure actions on the properties securing the junior loans. In April 2008, we assumed the obligation of 20 of the 22 properties securing one of these loans through foreclosure.

Contribution Agreement with Sole Director of the Manager

On April 11, 2008, David Choo, the sole director of the Manager, executed a Contribution Agreement with us and certain other entities that the Manager sponsors, pursuant to which Mr. Choo has agreed to use his diligent good faith and best efforts to sell or cause to be sold certain properties that he owns or controls and to contribute or advance $5.0 million to the Manager to be used pay notes and other obligations the Manager has to us and these entities.   The agreement also commits Mr. Choo to fund an operating reserve at the Manager of at least $1.5 million to be used solely for the Manager’s overhead and operating costs.  The agreement further provides that until the maximum funding requirements described above and detailed in the Contribution Agreement are satisfied, any net cash sales proceeds remaining be held by Mr. Choo or the Manager such that they remain available to the Manager and us and these entities as reasonably required to pay  our and their current operating expenses and otherwise remain solvent.

Item 14.                Principal Accountant Fees and Services

The following is a summary of the fees billed or to be billed to us by our principal accountant, Perry-Smith LLP, for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006:

Fee Category	December 31, 2007	December 31, 2006
Audit Fees	$242,000	$249,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	78,000	—
Total Fees	$320,000	$249,000

Audit Fees consist of fees billed or estimated to be billed for professional services rendered for the annual audit of our financial statements.

All Other Fees consist of fees billed for services that Perry-Smith LLP provided in connection with regulatory filings or engagements.

PART IV

Item 15.                Exhibits and Financial Statement Schedules

(a)               The following documents are filed as part of this Annual Report on Form 10-K:

(1)               Financial Statements:

•             Report of Independent Registered Public Accounting Firm

•             Balance Sheet as of December 31, 2007 and 2006

•             Statements of Income for the Years Ended December 31, 2007 and 2006

•             Statement of Changes in Members’ Capital for the Years Ended December 31, 2007 and 2006

•             Statement of Cash Flows for Years Ended December 31, 2007 and 2006

•             Notes to Financial Statements

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(2)               Exhibits:

Exhibit Number

Description

2.1

Articles of Organization filed with the California Secretary of State on September 5, 2003 (incorporated by reference from Exhibit No. 2.1 to the Registrant’s Registration Statement on Form 10, File No. 000-52903).

3.1	Operating Agreement, effective as of November 20, 2003 (incorporated by reference from Exhibit No. 3.1 to the Registrant’s Registration Statement on Form 10, File No. 000-52903).
4.1	Form of Subscription Agreement (incorporated by reference from Exhibit No. 4.1 to the Registrant’s Registration Statement on Form 10, File No. 000-52903).
10.1

Promissory Note with Allonge, dated May 26, 2006 from CMR Mortgage Fund II, LLC to CMR Income Fund, LLC (incorporated by reference from Exhibit No. 10.1 to the Registrant’s Amendment No. 1 to Form 10, File No. 000-52903).

10.2

Pledge and Security Agreement, dated as of May 26, 2006, among CMR Mortgage Fund II, LLC, CMR Income Fund, LLC and Wells Fargo Foothill, Inc (incorporated by reference from Exhibit No. 10.2 to the Registrant’s Amendment No. 1 to Form 10, File No. 000-52903).

10.3

Subservicing Fee Agreement, between CMR Mortgage Fund II, LLC and California Mortgage and Realty, Inc. (incorporated by reference from Exhibit No. 10.3 to the Registrant’s Registration Statement on Form 10, File No. 000-52903).

10.4

Promissory Note, dated December 29, 2006 from California Mortgage and Realty, Inc. to CMR Mortgage Fund II, LLC (incorporated by reference from Exhibit No. 10.4 to the Registrant’s Registration Statement on Form 10, File No. 000-52903).

10.5

General Guaranty and Indemnity Agreement, effective as of December 29, 2006, executed by David Choo (incorporated by reference from Exhibit No. 10.5 to the Registrant’s Registration Statement on Form 10, File No. 000-52903).

10.6

First Amendment to Promissory Note and Pledge and Security Agreement, dated as of May 31, 2006, between CMR Mortgage Fund II, LLC and CMR Income Fund, LLC (incorporated by reference from Exhibit No. 10.6 to the Registrant’s Amendment No. 1 to Form 10, File No. 000-52903).

10.7

Forbearance Agreement, dated November 6, 2007, between CMR Mortgage Fund II, LLC and CMR Income Fund, LLC (incorporated by reference from Exhibit No. 10.7 to the Registrant’s Amendment No. 1 to Form 10, File No. 000-52903).

10.8	Contribution Agreement, effective April 11, 2008,
21.1	Subsidiaries of CMR Mortgage Fund II, LLC (incorporated by reference from Exhibit 21.1 to the Registrant’s Amendment No. 1 to Form 10, File No. 000-52903).
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 23, 2008

CMR Mortgage Fund II, LLC

By:	California Mortgage and Realty, Inc., its Manager

By:	/s/ DAVID CHOO
Name: David Choo
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature

Capacity

Date

/S/ DAVID CHOO	Director	July 23, 2008
David Choo

/S/ JAMES GALA	Chief Executive Officer and Chief	July 23, 2008
James Gala	Financial Officer
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit Number

Description

2.1

Articles of Organization filed with the California Secretary of State on September 5, 2003 (incorporated by reference from Exhibit No. 2.1 to the Registrant’s Registration Statement on Form 10, File No. 000-52903).

3.1	Operating Agreement, effective as of November 20, 2003 (incorporated by reference from Exhibit No. 3.1 to the Registrant’s Registration Statement on Form 10, File No. 000-52903).
4.1	Form of Subscription Agreement (incorporated by reference from Exhibit No. 4.1 to the Registrant’s Registration Statement on Form 10, File No. 000-52903).
10.1

Promissory Note with Allonge, dated May 26, 2006 from CMR Mortgage Fund II, LLC to CMR Income Fund, LLC (incorporated by reference from Exhibit No. 10.1 to the Registrant’s Amendment No. 1 to Form 10, File No. 000-52903).

10.2

Pledge and Security Agreement, dated as of May 26, 2006, among CMR Mortgage Fund II, LLC, CMR Income Fund, LLC and Wells Fargo Foothill, Inc (incorporated by reference from Exhibit No. 10.2 to the Registrant’s Amendment No. 1 to Form 10, File No. 000-52903).

10.3

Subservicing Fee Agreement, between CMR Mortgage Fund II, LLC and California Mortgage and Realty, Inc. (incorporated by reference from Exhibit No. 10.3 to the Registrant’s Registration Statement on Form 10, File No. 000-52903).

10.4

Promissory Note, dated December 29, 2006 from California Mortgage and Realty, Inc. to CMR Mortgage Fund II, LLC (incorporated by reference from Exhibit No. 10.4 to the Registrant’s Registration Statement on Form 10, File No. 000-52903).

10.5

General Guaranty and Indemnity Agreement, effective as of December 29, 2006, executed by David Choo (incorporated by reference from Exhibit No. 10.5 to the Registrant’s Registration Statement on Form 10, File No. 000-52903).

10.6

First Amendment to Promissory Note and Pledge and Security Agreement, dated as of May 31, 2006, between CMR Mortgage Fund II, LLC and CMR Income Fund, LLC (incorporated by reference from Exhibit No. 10.6 to the Registrant’s Amendment No. 1 to Form 10, File No. 000-52903).

10.7

Forbearance Agreement, dated November 6, 2007, between CMR Mortgage Fund II, LLC and CMR Income Fund, LLC (incorporated by reference from Exhibit No. 10.7 to the Registrant’s Amendment No. 1 to Form 10, File No. 000-52903).

10.8	Contribution Agreement, effective April 11, 2008
21.1	Subsidiaries of CMR Mortgage Fund II, LLC (incorporated by reference from Exhibit 21.1 to the Registrant’s Amendment No. 1 to Form 10, File No. 000-52903).
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.