Form 10-Q
period 2008-03-31
CMR Mortgage Fund II, LLC
filed 2008-10-01
CIK 1397396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File No. 000-52903

CMR Mortgage Fund II, LLC

(Exact name of registrant as specified in its charter)

California	20-0671528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

62 First Street, 4th Floor San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(415) 974-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There is no trading market for the registrant’s membership interests.

i

PART I.                 FINANCIAL INFORMATION

Item 1.                   Financial Statements

CMR MORTGAGE FUND II, LLC
CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$37,217	$1,458,635
Loans, secured by deeds of trust, net of allowance for loan losses of $6,309,000 as of March 31, 2008 and December 31, 2007	88,007,871	87,474,484
Loans receivable from Manager	8,641,763	8,598,011
Advances to borrowers	4,923,193	5,905,561
Due from related parties	2,030,141	1,533,247
Real estate owned	8,582,275	8,578,275
Accrued interest receivable and other assets	4,378,193	2,831,203
Total Assets	$116,600,653	$116,379,416
LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Accounts payable	$789,586	$605,681
Accrued expenses	381,565	116,035
Accrued distributions	—	296,225
Due to related party	660,898	258,118
Note payable and accrued interest to related party	20,368,901	21,395,630
Notes payable to related party – real estate owned	6,000,000	6,000,000
Total Liabilities	28,200,950	28,671,689
Commitments and contingencies
Members’ Capital	88,399,703	87,707,727
Total Liabilities and Members’ Capital	$116,600,653	$116,379,416

The accompanying notes are an integral part of these unaudited condensed financial statements.

CMR MORTGAGE FUND II, LLC
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
Revenues:
Interest income:
Interest on loans	$2,539,978	$3,375,270
Interest on loans receivable - related party	135,334	—
Interest on advances to borrowers	226,794	72,636
Other interest income	198,639	249,098
Total interest income	3,100,745	3,697,004
Less: Loan servicing fees	471,586	816,026
Total interest income, net of servicing fees	2,629,159	2,880,978
Interest expense	562,879	810,656
Interest expense – related party	187,500	—
Provision for loan losses	—	225,000
Net revenues	1,878,780	1,845,322
Operating expenses:
Asset management fees	78,519	251,094
Professional services	446,050	99,790
Other operating expenses	17,548	3,451
Total operating expenses	542,117	354,335
Net income	$1,336,663	$1,490,987

The accompanying notes are an integral part of these unaudited condensed financial statements.

CMR MORTGAGE FUND II, LLC
STATEMENT OF CHANGES IN MEMBERS’ CAPITAL
For the Quarter Ended March 31, 2008

			Members’ Capital
	Investors in Applicant Status	Units	Members	Unallocated Capital	Total Members’ Capital
Balance January 1, 2008	$—	87,707	$87,707,727	$—	$87,707,727
Net income		1,337		1,336,663	1,336,663
Purchase of additional membership units from earnings			640,853	(640,853)
Distributions to members		(644)	—	(644,687)	(644,687)

Balance March 31, 2008	$—	88,400	$88,399,703	$—	$88,399,703

The accompanying notes are an integral part of these unaudited condensed financial statements.

CMR MORTGAGE FUND II, LLC
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,336,663	$1,490,987
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	225,000
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(1,546,990)	(808,451)
Accounts payable and accrued expenses	449,435	79,958
Due from related parties	(496,894)	685,118
Due to related parties	357,867	656,061
Net cash provided by operating activities	100,081	2,328,673
Cash flows from investing activities:
Net decrease (increase) advances to borrowers	982,368	(910,911)
Net increase in loans	(537,387)	(4,444)
Net decrease (increase) in loans receivable from Manager	(43,752)	—
Net cash provided by (used in) investing activities	401,229	(915,355)
Cash flows from financing activities:
Contributions from members	—	280,509
Distributions to members	(940,912)	(4,776,963)
Repayment of note payable to related party	(981,816)	(892,483)
Net cash used in financing activities	(1,922,728)	(5,388,937)

Net decrease in cash and cash equivalents	(1,421,418)	(3,825,757)

Cash and cash equivalents at beginning of period	1,458,635	4,138,948
Cash and cash equivalents at end of period	$37,217	$313,191

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$703,184	$705,764
Franchise taxes	$983	—
Non-cash investing activities:
Real estate acquired through foreclosure	$4,000	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CMR Mortgage Fund II, LLC
Notes to Condensed Financial Statements (Unaudited)

Note 1.  Organization and General Fund Provisions

CMR Mortgage Fund II, LLC (the “Fund”)  is a California limited liability company organized for the purpose of making or investing in business loans secured by deeds of trust and mortgages on real properties—predominately commercial income producing structures or land held by businesses—located primarily in California.  The land can be income producing (e.g., farms, vineyards, parking lots) or may be held for commercial or residential development. The Fund’s loans are arranged and serviced by its manager, California Mortgage and Realty, Inc., a Delaware corporation (the “Manager”), which is licensed as a California real estate broker and a California finance lender. In addition, the Fund has the ability to invest in loans that were not originated by the Manager. The Manager provides certain operating and administrative services to the Fund. The Manager has complete control of the Fund’s business, subject to the voting rights of the Fund’s members on specified matters and on any other matters which the Manager wishes to submit to a vote.  Neither the Manager nor any of its affiliated entities held any of the Fund’s membership interests at March 31, 2008, December 31 2007 or March 31, 2007.

In addition to arranging and servicing the Fund’s loans, the Manager sells loans in the Fund’s loan portfolio and purchases existing loans for the Fund, including partial undivided interests in loans. The Manager sells and purchases loans for the Fund primarily to and from its affiliates and its clients and occasionally from non-affiliated third parties.

Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and do not contain all of the information and footnotes required for annual financial statements under GAAP.  However, these condensed financial statements contain all adjustments (consisting of normal recurring adjustments and accruals) which in the Fund’s opinion are necessary for a fair presentation of the interim periods.  These condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2007, and the notes thereto included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007  (the “2007 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”).

The accounting policies used by the Fund are described in Note 2 of the 2007 Annual Report.

The results of operations for the three months ended March 31, 2008, may not be indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2008.

Management Estimates

The preparation of financial statements in conformity with GAAP requires the Manager to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ significantly from these estimates.

The Manager estimates, at least quarterly, the value of the collateral underlying the loans, the value of real estate owned (“REO”), and the related disposal costs. The estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties, such as commercial real estate brokers and appraisers. The estimates figure materially in the Manager’s determination of the adequacy of the allowance for loan losses.

Going Concern

The Fund’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented dislocations in the real estate and capital markets since 2007, the Fund has incurred a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and real estate owned, resulting in a substantial reduction of cash flows. In addition, a number of the Fund’s loans are in default. The Fund’s illiquid position may prevent the Fund from protecting its position with respect to properties securing the defaulted loans.

The Fund has also pledged $48,000,000 of its loan portfolio as security for a note payable to CMR Income Fund, LLC (“Income Fund”), a related party.  At March 31, 2008, the Fund was in technical default under this loan, resulting in a technical default under Income Fund’s note payable to Wells Fargo Foothill, the lender on a loan to Income Fund in the original principal amount of $25,000,000. The current carrying amount of this note payable to Income Fund includes principal of $20,199,951 and accrued unpaid interest of $168,950.  Since the date of default, the Fund has continued to make monthly interest payments of approximately $165,000.  The Manager subsequently negotiated amendments to the promissory notes between Income Fund and Wells Fargo Foothill and between Income Fund and the Fund that were made effective as of July 1, 2008, under which Wells Fargo Foothill and Income Fund, respectively, waived the existing defaults and extended the maturity date until December 31, 2008.

In March 2008, the Fund began making debt service payments on the senior debt on the collateral that secures the Fund’s $2,920,000 participation in a $42,900,000 subordinated loan made by various funds managed by the Manager following the borrower’s default on the senior and subordinate loans. The Fund’s pro rata share of the debt service on the senior note totals approximately $62,000 per month (11.3% of the aggregate $550,000), although the Fund may advance more or less than its pro rata share.  Due to liquidity issues in the various funds managed by the Manager, it has become necessary from time to time for one participant to pay more than its pro rata share of the senior debt service.  Through August 31, 2008, the Fund has made payments totaling $274,607 relating to this obligation.  Under an agreement among the various participating funds, these advances will have a priority repayment position relative to loan principal and interest earned thereon.  The Manager is currently negotiating an agreement to extend the term of the senior debt beyond its current maturity.  If the Fund is unable to sell the property before the senior debt matures, the Fund may also need to assume debt service on a portion of the $5,000,000 of other third party subordinated debt in order to prevent foreclosure.

On April 9, 2008, the Manager, on behalf of the Fund and three other funds it services, foreclosed on 20 of 22 properties which comprised approximately $20,450,000, or 85% of the $24,300,000 total collateral securitizing three junior loans to the funds.  The total amount of junior debt secured by these properties, including principal, advances, and accrued interest was approximately $21,858,000, including approximately $11,113,000 owed to the Fund.  The senior liens, which are held by outside third parties, total approximately $7,080,000 and bear interest at an effective average interest rate of approximately 8.0%.  In order to fully maintain its junior lien security interests, the funds will be obligated to keep the senior liens current until it sells these properties.  The pro rata share of this debt service will increase monthly interest expense of the Fund by approximately $30,000 per month.  The Manager anticipates that it will foreclose on the two remaining properties in the fourth quarter of 2008.

While the Fund does continue to accrue and collect interest on a portion of its loan portfolio, it does not have sufficient funds to satisfy its obligations or repay all the outstanding principal balances of the senior debt as they become due, which would allow the senior debt holders to foreclose on the underlying collateral and effectively eliminate the Fund’s equity therein.  Additional sources of cash from the sale of REO, loan principal repayments or loan sales are required to continue operations beyond December 31, 2008. These events have raised substantial doubt about the Fund’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Fund is dependent on sales of foreclosed properties and support from the Contribution Agreement (described below) to meet cash needs and to continue operations.  The Manager initiated the following actions in response to these unprecedented market conditions to conserve cash and build cash reserves:

a)              Commencing in January 2008, the Manager set monthly distributions at an amount equal to the amount of net income (as compared to the targeted return as was done in prior periods).

b)             As of March 31, 2008, the Manager suspended indefinitely monthly cash distributions of net income and members’ redemption requests. As of March 31, 2008 and August 31, 2008, outstanding member redemption requests totaled $24,598,595 and $35,812,117, respectively.

c)              On April 11, 2008, David Choo, the sole director of the Manager, executed a Contribution Agreement with the Fund and certain other entities that the Manager sponsors. Pursuant to the Contribution Agreement, Mr. Choo agreed to use his diligent good faith and best efforts to sell, or cause to be sold, certain properties that he owns or controls, and to contribute or advance $5,000,000 to the Manager to be used to pay notes and other obligations of the Manager, including obligations the Manager has to the Fund and other entities. The agreement also commits Mr. Choo to fund an operating reserve of at least $1,500,000 to be used solely for the Manager’s operating costs and overhead. The agreement further provides that until the maximum funding requirements described above and detailed in the Contribution Agreement are satisfied, a substantial portion of any net cash sales proceeds remaining be held by Mr. Choo or the Manager, such that they remain available to the Manager and us and these entities as reasonably required to pay the Fund’s and their current operating expenses and otherwise remain solvent.

d)             The Manager is continuing a program begun in the third quarter of 2006 to pursue an assertive collection process, including timely filing of a notice of default (generally, within two days after the second missed payment or sooner), timely filing of notice of foreclosure sale (generally, as soon as permitted by law or regulation), preparing in advance of the foreclosure sale to market aggressively the collateral/real estate taken back (including interviewing and retaining brokers), and filing legal claims against the borrower/guarantors. As an alternate collection strategy, the Fund has, when appropriate, entered into formal forbearance agreements with certain borrowers which require the borrower to perform specific actions within agreed upon timeframes. These actions may include making partial loan payments, providing additional collateral, listing the property for sale, or entering property sale contracts with the objective of full payoff or reinstatement of the Fund’s loan.

e)              The Manager is negotiating actively with third-party senior lien holders to forebear and/or reduce payments due from the borrower.

f)                The Manager sold properties collateralizing the notes owing by the Manager to the Fund with a loss on sale (borne by the Manager) to raise cash for the Fund. These transactions closed on April 25, 2008 and July 1, 2008 and generated cash totaling $4,363,068 for the Fund.

The above actions, taken together, bolster the Fund’s cash resources and improve the likelihood of continued operations by the Fund, including the ability to pay the debt service to senior lien holders, through December 31, 2008.  As noted elsewhere, the Fund is dependent on the repayment of loan principal and sale of REO to continue operations through 2008 into 2009 and beyond, including eventual resumption of distributions.  The Manager has had certain of the collateral securing the Fund’s loans (with the consent and cooperation of the borrower), and most of the Fund’s REO listed with nationally recognized and otherwise experienced brokers with strong presence in the applicable local markets and experience with the collateral type. These brokers are diligent and committed to completing a transaction, but caution against forecasting the timing and pricing of a transaction in a historically low-volume market with limited credit financing available. The dislocations and uncertainty in the capital and real estate markets have created a challenging environment which may continue through 2008 into 2009-2010 and may necessitate further liquidations of assets at sub-optimum prices, particularly if conditions deteriorate further.

Note 2.  Summary of Significant Accounting Policies

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Fund adopted SFAS 157 on January 1, 2008. The adoption did not have a material impact to the Fund’s financial position or results of operations or cash flows.

Fair Value Accounting

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire instruments and not to portions of instruments.  The Fund adopted SFAS 159 on January 1, 2008 and the Manager did not elect the fair value option for any of the Fund’s financial instruments.

Accounting for Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations “SFAS 141(R)”).  SFAS 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Fund is required to adopt SFAS 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009.  Earlier adoption is prohibited.  This standard will change the accounting treatment for business combinations on a prospective basis.

Note 3.  Related Party Transactions

The Manager is responsible for all management decisions related to the operations and investments of the Fund.  In accordance with the Operating Agreement and other loan servicing agreements with the Fund, the Manager is entitled to receive fees for the various services it provides and to be reimbursed for certain costs incurred on behalf of the Fund.  The Manager may also, at its sole discretion, agree to forego the fees for services and expense reimbursement otherwise due and payable from the Fund.  When the Manager agrees to forego these items, the Manager may collect additional fees and reimbursements, limited to the amount previously foregone, in subsequent years if and only if the rate of return of the Fund is in excess of 8.0% and limited each year to the amount in excess of that return. The Manager elected to forego $155,704  in asset management fees, but did not elect to forego any other fees during the quarter ended March 31, 2008. The Manager did not forego any of these fees and reimbursements during the quarter ended March 31, 2007.

Loan Servicing Fees

The Manager is entitled to receive a monthly fee for loan servicing of up to 2% per annum (1/12th of 2% per month) of the outstanding principal balance of each loan. The fee is payable monthly as the Fund receives interest payments from borrowers.  The Manager may at its sole discretion, agree to forego loan servicing fees otherwise due and payable from the Fund. Loan servicing fees for the quarters ended March 31, 2008 and 2007 were $471,586 and $816,026, respectively.

Asset Management Fees

The Manager is entitled to receive a monthly fee for management services provided to the Fund equal to 1% per annum (1/12th of 1% per month) of net assets under management, which is payable on the last day of the month. Net assets, as defined by the Fund’s Operating Agreement, is equal to total members’ capital as of the first day of the month. The Manager may, at its sole discretion, agree to forego asset management fees otherwise due and payable from the Fund.  Asset management fees for the quarter ended March 31, 2008 and 2007 were $78,519 and $251,094, respectively. The Manager elected to forego $155,704 in asset management fees in the quarter ended March 31, 2008.

Operating Expenses

The Manager may be reimbursed by the Fund for any operating expenses and other costs it incurs on behalf of the Fund. The Manager may also, at its sole discretion, agree to forego operating expense reimbursement otherwise due and payable from the Fund or absorb the expenses itself.  The Manager absorbed $45,621 in Fund operating expenses in the quarter ended March 31, 2008. The Manager neither absorbed nor was reimbursed for operating expenses in the quarter ended March 31, 2007.

Lending and Borrowing Arrangements

At March 31, 2008, there was an outstanding balance of $2,395,576 on a loan to the Manager used to purchase real estate held for sale from the Fund (see Note 9). In addition, at March 31, 2008, there was an outstanding balance of $6,246,187 on a loan to the Manager used to purchase certain impaired loans from the Fund.

In 2006, as discussed in Note 1, the Fund originated a $48,000,000 loan by deeds of trust (see Note 4 and 9). As part of this transaction, the Fund invested $23,000,000 of its own capital in the loan, and also entered into an agreement with Income Fund, a related party, to borrow up to $25,000,000 secured by the Fund’s interest in the loan and all properties securing the loan. At March 31, 2008, the related party loan payable and accrued interest due was $20,368,901. In conjunction with the loan, costs of $452,753 were deferred.  Amortization of $104,892 of this amount was recorded in the quarter ended March 31, 2007, with the remaining balance of the deferred costs fully amortized in 2007. The Fund was in technical default on this indebtedness as of March 31, 2008 resulting in a technical default under Income Fund’s note to Wells Fargo Foothill, the lender. The Manager subsequently negotiated amendments to the promissory notes between Income Fund and Wells Fargo Foothill and between Income Fund and the Fund that were made effective as of July 1, 2008, under which Wells Fargo Foothill and Income Fund, respectively, waived the existing defaults and extended the maturity date until December 31, 2008. The Fund has continued to make monthly payments on its promissory note, and Wells Fargo Foothill, the lender, continues to accept these payments.

In June 2007, the Fund foreclosed on its lien junior to a $6,000,000 note with an interest rate of 12.5% per annum payable to CMR Fund I, LLC, CMR Fund III, LLC and various direct investors for whom the Manager provides loan servicing.  As owner of the property, the Fund is making payments on the senior note to protect its equity in the property.

Note 4.  Loans Secured by Deeds of Trust, Concentrations and Characteristics

All of the Fund’s loans are fixed rate loans with interest rates that ranged from 12.5% to 13.95% at March 31, 2008 and 12.0% to 13.5% at March 31, 2007.

Concentrations of Credit Risk

While the Manager may consider the income level and general credit worthiness of a borrower to determine a borrower’s ability to repay the loan according to its terms, such considerations are typically subordinate to a determination that the value of secured collateral will provide a sufficient source of funds for loan repayment. When a loan is collateralized by multiple property types the loan is categorized as “Mixed use properties”.  A significant portion of the Fund’s loans are secured by two or more real estate parcels, which may be secured by differing positions for the deeds of trust. When the collateral deed trust types are different for a loan (e.g. secured by a combination of first, second and/or third trust deeds), the loan is categorized as “mixed”. The Fund’s loan portfolio as of March 31, 2008 and 2007 had the following characteristics:

Loan Portfolio in Dollars as of March 31, 2008:

	First Trust Deeds	Second Trust Deeds	Third Trust Deeds	Mixed Trust Deeds	Totals
Commercial real estate	$2,395,576	$10,000	$—	$10,918,000	$13,323,576
Residential real estate	—	3,103,573	—	—	3,103,573
Improved and unimproved land	9,410,511	957,000	13,791,744	62,332,230	86,491,485
Mixed use properties	—	40,000	—	—	40,000
Total(1)	$11,806,087	$4,110,573	$13,791,744	$73,250,230	$102,958,634

Loan Portfolio in Dollars as of March 31, 2007:

	First Trust Deeds	Second Trust Deeds	Third Trust Deeds	Mixed Trust Deeds	Totals
Commercial real estate	$16,348,000	$220,000	$600,000	$—	$17,168,000
Residential real estate	—	2,400,000	800,000	—	3,200,000
Improved and unimproved land	60,353,725	18,465,000	18,175,744	—	96,994,469
Mixed use Properties	—	—	—	—	—
Total	$76,701,725	$21,085,000	$19,575,744	$—	$117,362,469

Number of Loans in the Portfolio as of March 31, 2008 and 2007:

	2008					2007
	First Trust Deeds	Second Trust Deeds	Third Trust Deeds	Mixed Trust Deeds	Totals	First Trust Deeds	Second Trust Deeds	Third Trust Deeds	Mixed Trust Deeds	Totals
Commercial real estate	1	1	—	3	5	6	4	1	—	11
Residential real estate	—	2	—	—	2	—	2	1	—	3
Improved and unimproved land	4	1	2	6	13	9	6	3	—	18
Mixed use Properties	—	1	—	—	1	—	—	—	—	—
Total(2)	5	5	2	9	21	15	12	5	—	32

Schedule of Maturities as of March 31, 2008:

	First Trust Deeds	Second Trust Deeds	Third Trust Deeds	Mixed Trust Deeds	Totals
March 31,
2008	$—	$957,000	$8,000,000	$10,918,000	$19,875,000
2009	3,224,450	10,000	5,791,744	62,237,230	71,263,423
2010	6,186,062	3,103,573	—	95,000	9,384,635
2011	—	40,000	—	—	40,000
2012	2,395,576	—	—	—	2,395,576
Total(1)	$11,806,087	$4,110,573	$13,791,744	$73,250,230	$102,958,634

Schedule of Maturities as of March 31, 2007:

	First Trust Deeds	Second Trust Deeds	Third Trust Deeds	Mixed Trust Deeds	Totals
March 31,
2007	$55,000	$10,000	$—	$—	$65,000
2008	10,348,000	57,000	8,600,000	—	19,005,000
2009	55,493,300	13,868,000	10,175,744	—	79,537,044
2010	10,801,425	2,300,000	800,000	—	13,901,425
2011	4,000	4,850,000	—	—	4,854,000
Total	$76,701,725	$21,085,000	$19,575,744	$—	$117,362,469

Number of Loans in the Portfolio by Maturity Date as of March 31, 2008 and 2007:

	2008					2007
	First Trust Deeds	Second Trust Deeds	Third Trust Deeds	Mixed Trust Deeds	Totals	First Trust Deeds	Second Trust Deeds	Third Trust Deeds	Mixed Trust Deeds	Totals
2007	—	—	—	—	—	1	1	—	—	2
2008	—	1	1	3	5	4	1	2	—	7
2009	2	1	1	5	9	6	7	2	—	15
2010	2	2	—	1	5	3	1	1	—	5
2011	—	1	—	—	1	1	2	—	—	3
2012	1	—	—	—	1	—	—	—	—	—
Total(2)	5	5	2	9	21	15	12	5	—	32

Loan Portfolio Summarized by Quartile as of March 31, 2008 and 2007:

	2008				2007
Quartile	Count	Total	Average	Percent of Total	Count	Total	Average	Percent of Total
1	6	$1,263,000	$210,500	1%	8	$191,000	$23,875	0%
2	5	6,259,873	1,251,975	6%	8	2,968,000	371,000	3%
3	5	14,190,087	2,838,017	14%	8	20,128,725	2,516,091	17%
4	5	81,245,674	16,249,135	79%	8	94,074,744	11,759,343	80%
Total(1)	21	$102,958,634	$4,902,792	100%	32	$117,362,469	$3,667,577	100%

(1)Includes notes receivable from the Manager totaling $8,641,763.

(2)Includes four loans to the Manager as of March 31, 2008 and none in 2007, respectively.

It is the Fund’s experience that loans may not be repaid or refinanced in accordance with contractual maturity date of the note; therefore the above tabulation for scheduled maturities should not be used as a forecast of future cash receipts.

Loans vary by size and over time the mix in the portfolio changes. The number of loans in the portfolio and the outstanding balances of total loans at March 31, 2008 have decreased from March 31, 2007. The largest quartile of loans decreased by 1% of the total portfolio from 80% as of March 31, 2007 to 79% at March 31, 2008.  Expressed as average dollar size of loans, the largest quartile increased by $4,489,792 from $11,759,343 as of March 31, 2007 to $16,249,135 as of March 31, 2008.

The Operating Agreement specifies that no more than 25% of total Fund capital (equal to members’ equity) will be invested in any one loan, calculated as of the time the investment is made.    In 2006, the Fund indirectly borrowed $25,000,000 from Wells Fargo Foothill through Income Fund (“Wells Fargo Foothills Loan”), in order to fund the $48,000,000 loan described in Notes 1, 3 and 9.  Although the entire $48,000,000 loan to the borrower was more than 25% of the Fund’s total capital at the time the Fund made this loan, the Fund’s own investment in the loan was $23,000,000, which was 21.8% of the $105,569,652 total capital at the time the investment was made in June 2006. The Manager and its affiliates made additional loans to this borrower aggregating approximately $19,400,000. The Fund also has an interest aggregating $2,584,000 in a junior loan which is secured by the same property.  The Manager believes the transaction is in compliance with the provisions of the Operating Agreement.

Because the terms of the original loan from Wells Fargo Foothill required monthly payments of interest and amortized principal, the original loan balance of the loan decreased. As a consequence of the additional loans and the reduced principal balance of the Wells Fargo Foothill Loan (which increased the investment of the Fund’s own funds in the loan to $30,384,049), and the overall reduction in the level of capital to $88,348,580 at March 31, 2008, the amount of funds invested in loans to this borrower secured by the same property totaled 34.4% of total capital at March 31, 2008. The percentage of the Fund’s total capital that this investment represents may continue to grow if additional advances are made to this borrower or if the Fund’s capital is further reduced as a result of redemptions by members from their capital accounts.

Note 5.  Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	As of March 31,
	2008	2007

Balance, beginning of period	$6,309,000	$684,845
Provision charged to operations	—	225,000
Losses charged to allowance	—	—
Balance, end of period	$6,309,000	$909,845

Loans ninety days or more past due and still accruing interest:

	As of March 31, 2008	As of March 31, 2007

Number of loans	—	8
Total principal balance	$—	$18,654,425

There were no loans as of March 31, 2008 that were ninety days or more past due and still accruing interest.

Impaired and nonaccrual loans:

	As of March 31,
	2008	2007
Number of loans	8	11
Total principal balance plus advances and accrued interest	$79,523,743	$30,171,100
Interest income recognized during the quarter	1,700,234	802,629
Foregone interest income	801,011	48,459
Total balance of loans with specific reserves	11,598,000	—
Specific loan loss reserve	$4,926,000	$95,000

At March 31, 2008 and 2007, all of the impaired and non-accrual loans were in the process of foreclosure. When a loan is placed on nonaccrual status, the accrual of interest is discontinued; however, previously recorded accrued interest is not reversed. Payments received on impaired loans are applied to reduce principal to the extent necessary to ensure collection of principal. Subsequent payments on these loans, and payments received on nonaccrual loans for which the ultimate collectability of principal is not in doubt, are applied first to earned but unpaid interest and then to principal. Depending on the borrowers’ ability to bring a loan current through payment, refinancing by a third party or the Fund, and other legal courses of action available to the borrower and the Fund, the foreclosure of properties may be postponed or not completed.  At March 31, 2008 and 2007 there were no outstanding commitments to lend additional funds to borrowers whose loans were identified as impaired.

The weighted average balance of principal plus advances and accrued interest of impaired and nonaccrual loans during the quarters ended March 31, 2008, and 2007 was $78,627,518 and $28,454,443, respectively.

Note 6.  Real Estate Owned

At March 31, 2008, the Fund held three commercial real estate properties as a result of foreclosing on the loan collateral. The Fund recorded two of the REOs at the net realizable value of the properties at the time of foreclosure of $24,340 and $4,000, respectively. The Fund is holding both properties and is funding improvements while actively marketing them for sale.

The Fund is also holding the third property and intends to fund ongoing entitlement, engineering and other site development work as it actively markets the property for sale. The Manager believes that the fair market value of the property less estimated costs to sell approximates the carrying value of the REO at March 31, 2008. The Fund’s portion of the carrying value of the property at the time of foreclosure was $8,553,935.

Note 7.  Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

The Fund is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its borrowers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee payable to the Manager. Since some of the commitments are expected to expire without being drawn upon and certain commitments may be funded through other resources provided by the Manager, the total commitment amount does not necessarily represent future cash requirements to the Fund. There were no outstanding credit commitments as of March 31, 2008 or 2007.

Contingencies

The Fund is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of Manager, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Fund.

The Fund registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, effective as of January 8, 2008.  The SEC has notified the Manager that it is conducting an informal inquiry relating to the Manager and the Fund in order to determine whether there have been violations of the federal securities laws. In conjunction with this inquiry, certain information was requested from the Fund. The Manager responded to the information requests related to the inquiry and will continue to cooperate with the SEC in responding to its request. The Manager believes that there will not be a material impact on the Fund’s financial position or operations as a result of the inquiry.

Note 8.  Fair Value Disclosure

On January 1, 2008, the Fund adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  There was no cumulative effect adjustment to beginning members’ capital recorded upon adoption and no impact on the financial statements as of or during the three months ended March 31, 2008.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1:	Inputs to the valuation methodology are quoted priced (unadjusted) for identical assets or liabilities in active markets.

Level 2:

Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets; or, for markets that are not active, inputs that are observable or can be corroborated for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3:

Inputs that are significant to the fair value measurement valuation methodology are unobservable and reflect the Manager’s own assumptions about the assumptions that market participants would use in pricing assets or liabilities.

The following is a description of the valuation methodologies used by the Manager for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

ASSETS

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS 157, market value is to represent fair value. The market value of loans held for sale, if any, is determined by calculating the present value using a discounted cash flow model. Assumptions for the model include estimates of average life, prepayment speeds and market rates.

Impaired loans

SFAS 157 requires loans to be measured for impairment using methodologies as detailed by SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), including impaired loans measured at an observable market price (if available), discounted cash flow, or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the estimated costs to sell the collateral.

Other Real Estate Owned

Certain assets such as other REO are carried at the lower of cost or fair value less cost to sell.  The Company determined the fair value of REO at March 31, 2008 from recently obtained appraisals.

As of March 31, 2008, the Fund had no assets or liabilities measured at fair value on a recurring basis.  Certain assets are measured at fair value on a nonrecurring basis.  Adjustments to fair value on a nonrecurring basis generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

The following table presents information about the Fund’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2008.

	Fair Value at March 31, 2008
	(Amounts in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$71,139,000	—	$57,637,000	$13,502,000
Other real estate owned	$8,582,275	—	$8,582,275	$—

Level 2 impaired loans are commercial real estate secured by collateral with fair values estimated by appraisals; REO market value is estimated by appraisals.

LIABILITIES

The Fund did not identify any liabilities that are required to be presented at fair value.

Note 9.  Due From/To Related Parties

Due from related parties consisted of the following as of:

	March 31, 2008	December 31, 2007
Loans Receivable from Manager (Note 4)	$8,641,763	$8,598,011
Due from Manager	1,976,288	1,484,497
Due from other funds serviced by Manager	53,853	—
Due from escrowed interest reserve trust account	—	48,750
	$10,671,904	$10,131,258

Due to related parties consisted of the following as of:

	March 31, 2008	December 31, 2007
Servicing fees payable to Manager	$328,203	$121,547
Due to other funds serviced by Manager	332,695	136,561
	$660,898	$258,118

Notes payable and accrued interest to related parties:

	March 31, 2008	December 31, 2007
Note payable to CMR Income Fund LLC, principal	$20,199,951	$21,181,768
Accrued interest on note payable to CMR Income Fund LLC	168,950	213,862
	$20,368,901	$21,395,630

Notes payable to related parties – real estate owned:

	March 31, 2008	December 31, 2007
Note payable to CMR Fund, LLC	$275,000	$275,000
Note payable to CMR Fund III, LLC	1,590,000	1,590,000
Notes payable to direct investors serviced by Manager	4,135,000	4,135,000
	$6,000,000	$6,000,000

In June 2007, the Fund foreclosed on its lien junior to a $6,000,000 note serviced by the Manager on behalf of Fund I, Fund III and others for whom the Manager provides loan servicing. As owner of the property, the Fund is making payments on the senior note to protect its equity in the property until such time as it sells the asset. The Fund recorded interest expense of $187,500 on this note during the quarter ended March 31, 2008.

Note 10.  Subsequent Events

Subsequent delinquency experience

Since March 31, 2008, delinquencies in the Fund’s portfolio have increased as shown below.

Delinquent Status	Outstanding Loan Balance at March 31, 2008	Percent of Total Balance at March 31, 2008	Outstanding Loan Balance at August 31, 2008	Percent of Total Balance at August 31, 2008
30 – 59 Days	$2,584,000	3%	$—	0%
60 – 89 Days	48,957,000	47	12,718,258	13
90+ Days	19,598,000	19	73,948,424	74
Total	$71,139,000	69%	$86,666,682	87%

Delinquencies within the loan portfolio increased $15.5 million from March 31, 2008 to August 31, 2008.  This increase resulted primarily from two loans to the same borrower totaling $12.7 million which became 60 - 89 days delinquent as of August 31, 2008, and one loan totaling $2.9 million which became 90+ days delinquent as of August 31, 2008.  In addition, three loans totaling $51.6 million that were 30 to 59 days delinquent on March 31, 2008, became 90+ days delinquent as of August 31, 2008.

Real estate foreclosures

Honolulu Loan:  As of June 30, 2008, the Fund held a $3,043,447 interest in a loan with a principal balance of $37,670,560 million and bearing interest at a rate of 13% per annum for which the borrower was in default.  This loan is a junior portion of a $97,900,000 original loan facility and is junior to a $55,000,000 senior position held by an entity unaffiliated with the Fund or the Manager.  The security for the loan is approximately 161 acres of residentially zoned property. The borrower has defaulted on both the senior and the Fund’s junior note. The Manager is currently conducting negotiations with the borrower and the holder of the senior participation to assume the debt service payments under the senior participation and to acquire ownership of the collateral. The Fund’s pro rata share of the debt service payments under the senior participation totals approximately $62,000 per month (11.3% of the total $550,000) although the Fund may advance more or less than its pro rata share of this payment.  Under an agreement among the various participating funds, these advances will have a priority repayment position relative to loan principal and interest earned thereon. On March 11, 2008, the Manager paid an extension fee of $1,375,000 to the senior lender on behalf of the funds it manages that participate in this loan.  The Manager also paid an extension fee of $90,000 to a third party lender participating in the junior note.  The Fund’s pro rata share of these payments was approximately $128,000.

Northern California Mixed-Use Portfolio Loan:  As of March 31, 2008, the Fund held $10,600,000 in loans secured by 22 different properties on a basis junior to liens securing $19,093,165 of senior loans. These senior loans included one owned by two other funds managed by the Manager, in the principal amount of $8,363,020. Another loan in the amount of $2,098,145 is held by another fund managed by the Manager, and the remaining $8,632,000 represents third party senior liens, which are in first position on several of the properties securing the

Fund’s $10,600,000 loan position.  On April 9, 2008, the Manager, on the Fund’s behalf, completed foreclosure sales and acquired 20 of the 22 properties.  The estimated net realizable value of these foreclosed properties was $24,300,000, net of $8,416,000 in amounts owed to senior lien holders. In June, one of the two remaining properties was lost as a result of foreclosure by the holder of a senior lien, and the borrower on the other property filed bankruptcy. The estimated net realizable value of this remaining property is $507,000, net of $2,200,000 in amounts owed to senior lien holders. As a result of the shortfall in net realizable value compared with the outstanding balances owed to the Fund on these collateral dependent loans, the Fund recorded loan charge-offs in the amount of $600,000 as of April 9, 2008.  In June, the Fund sold one of the properties that had been acquired on April 9, 2008 and received $637,000 in net proceeds from the sale, including a note receivable note in the amount of $467,000.

Fremont REO Sale: The Fund’s interest in a light industrial building located in Fremont, California with approximately 45,000 square feet was acquired as REO in July 2006.  On December 31, 2006, the Manager bought the property from the Fund for $6,000,000, which represented the carrying value of the REO, plus the provision for loan loss of $1,400,000 recorded at the time of foreclosure.  The Manager paid 10% of the purchase price in cash and delivered the Fund a note for the balance.  In December 2007, the Manager paid down $600,000 of principal on the note, which allowed the Fund to recognize a gain under the installment method of accounting of $1,300,000.  The Manager sold the property on July 1, 2008 for $4,430,000.  Because the sale proceeds were less than the Manager’s note to the Fund, the Fund now holds an unsecured note receivable from the Manager in the amount of $670,854 at August 31, 2008.

Contribution agreement

Contribution Agreement with Sole Director of the Manager

On April 11, 2008, David Choo, the sole director of the Manager, executed a Contribution Agreement with the Fund and certain other entities that the Manager sponsors. Pursuant to the Contribution Agreement, Mr. Choo agreed to use his diligent good faith and best efforts to sell, or cause to be sold, certain properties that he owns or controls, and to contribute or advance $5,000,000 to the Manager to be used to pay notes and other obligations of the Manager, including obligations the Manager has to the Fund and other entities. The agreement also commits Mr. Choo to fund an operating reserve of at least $1,500,000 to be used solely for the Manager’s operating costs and overhead. The agreement further provides that until the maximum funding requirements described above and detailed in the Contribution Agreement are satisfied, a substantial portion of any net cash sales proceeds remaining be held by Mr. Choo or the Manager, such that they remain available to the Manager, the Fund and these entities as reasonably required to pay the Fund’s and their current operating expenses and otherwise remain solvent.

Suspension of distribution payments and redemptions

In an effort to conserve cash for debt service on senior liens which encumber properties collateralizing loans made by the Fund, the Manager, on March 31, 2008, suspended indefinitely monthly cash distributions of net income and members’ redemptions.  As of March 31, 2008 and August 31, 2008, outstanding member redemption requests totaled $24,598,595 and $35,812,117, respectively.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)  contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of CMR Mortgage Fund II, LLC (“we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”)  and from time to time in our other filings with the Securities and Exchange Commission (“ SEC”). For this purpose, statements concerning future liquidity, interest rates, availability of mortgage credit, and economic conditions and their effect on us and our assets, trends in real estate markets in which we do business, future loan payoffs, foreclosures and value recovered from property sales, estimates as to the allowance for loan losses and the valuation of real estate held for sale, our growth and estimates of future member distributions or redemptions, as well as actions expected to be taken by California Mortgage and Realty, Inc., (the “Manager”)  and David Choo, the sole director of the Manager; and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential, “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.  By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

The following discussion is designed to provide a better understanding of significant trends related to our financial condition and results of operations. The discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in the 2007 Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2007 Annual Report.

Overview

We are a California limited liability company organized for the purpose of making or investing in business loans secured by deeds of trust or mortgages on real properties located primarily in California. The loans are arranged and serviced for us by the Manager. We previously funded our lending activities through loan pay downs or pay offs, as well as by selling our membership interests, and by selling all or a portion of our interests in the loans to individual investors.  We commenced operations in February 2004.  We ceased accepting new members in the third quarter of 2006 and are unlikely to accept new members for the foreseeable future, if ever.

All of our loans are fixed-rate mortgage loans. Interest that we earn on our loans has been and is expected to continue to represent our primary source of revenue so long as loan defaults by our borrowers do not ultimately result in significant foreclosure of the underlying property collateral. In the case of real estate owned (“REO”), revenue, gains or losses would result from the operation of the property and/or its sale.

Generally speaking, the underwriting by the Manager focuses primarily on the value of the collateral securing the loan, and secondarily on the general creditworthiness and reputation of the borrower. The collateral is generally real property—predominantly land held by businesses or individuals, or commercial buildings. As a result of the nature of our underwriting and lending, our business model generally results in higher delinquency and foreclosures than experienced by conventional commercial mortgage lenders. In the difficult present economic environment, generally, and given the lack of liquidity and the unprecedented turmoil in the capital markets and the gridlock in the real estate markets, specifically, there are presently significant risks of losses and higher charge-offs.  In addition, certain loans have been and will be written down in value to reflect what we believe may be risks to full recovery of the loan amount.

Our current operating results are primarily affected by:

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

•                  the amount of funding available through borrowing; and

•                  our operating costs, which consist of amounts paid to the Manager (servicing and asset management fees) and professional services, primarily legal, accounting, audit and tax.

For many commercial property types, such as apartment buildings, office buildings, hotels and retail buildings, values have generally risen over the past five years, through the third quarter of 2007. During the same period, capitalization rates, a popular method of valuing income properties, decreased to their lowest levels in decades. As capitalization rates decrease, property values increase since the same net income results in higher valuations.

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

The commercial property markets also experienced unprecedented demand from investors and lenders through the third quarter of 2007. Many of these investors and lenders came from overseas as the global economy expanded resulting in sizable amounts of liquidity in the real estate, private equity and financial markets.

The strong increase in property values, the falling capitalization rates, the increased number of other lenders engaged in our type of mortgage lending and the general availability of credit and liquidity resulted in a very competitive lending environment over the past several years, through the third quarter of 2007. Home prices throughout the United States also had risen dramatically beginning in the last half of the 1990s and continuing through 2006.

The Manager has always believed in the cyclical nature of the real estate market and that downturns, such as that which began in the residential area after 2006 and in the commercial real estate market after the third quarter of 2007 are inevitable.  Since the third quarter of 2007, commercial real estate values have generally fallen. In addition, there have been unprecedented dislocations in the credit markets negatively affecting not only mortgage lending but also corporate financing and consumer lending, creating a general lack of liquidity for many financial institutions.

Due to the significance of loans collateralized by land held for residential development, the reversal in housing markets and the recent turmoil of the capital markets, particularly those elements that provide funding to subprime, Alt-A, and prime jumbo (non-conforming) lenders and borrowers, are expected to challenge our results of operations and cash flows.  Housing prices are generally declining; with much of the larger declines in California, Nevada, Florida and Arizona. Taken together, the slow home absorption rates and an increasing inventory of vacant developed lots are creating financial difficulties and an uncertain future for the home builders and land developers who are our borrowers.  There is no way to predict when conditions will improve.

The general decline in value of land held for residential development is in some cases offset to varying degrees by an increase in value attributed to progress on land development, such as annexation by a town or municipality or granting of entitlement or development approvals and/or building permits which moves the project closer to a stage where lots can be sold, individually or in bulk.  Several of the loans in our portfolio have moved forward in their entitlement process and this has served to offset the general overall decline in land values in these specific cases.

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

As described in the 2007 Annual Report, there are indications that land values have dropped quickly and reached prices at which buyers are prepared to buy and sellers are prepared to sell.  The sales prices have reflected deep discounts to previously stated values.  In our portfolio of land loans and considering valuation from this perspective, we have noted a substantial increase in loan-to-value ratios, however, we have only identified a limited number of loans in which the amounts owed to us exceed the collateral values. Furthermore, if we acquire title to the underlying land collateral as a result of foreclosure, it is not our general intent to quickly sell into a depressed market and realize potential losses.  We believe that holding onto land in a depressed market would allow us to realize higher prices as the economy and real estate markets, including those for land, stabilize and transaction volumes increase.  Our ability to do so, however, depends on maintaining a continued forbearance from Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) and CMR Income Fund, LLC (“Income Fund”) and our access to funds that are sufficient to keep senior loans current, make other advances to protect our interests, and support our ongoing operations.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern.  However, our independent registered public accounting firm has included in its audit report on our financial statements for our fiscal years ended December 31, 2007 and 2006, a going-concern explanatory paragraph indicating that we have experienced a significant decrease in cash flows. In addition, a number of our loans are in default. Our illiquid position may prevent us from protecting our position with respect to the property securing the defaulted loans.  In addition, we were in default on a loan collateralized by a significant portion of the loan portfolio. These conditions cause substantial doubt about our ability to continue as a going-concern.  By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the ability to continue our operations without additional funding.

Our current primary sources of on-going, long-term liquidity and capital are loan interest received, loan payoffs and REO sales.  Short-term liquidity needs are met by selling both partial and whole interests in loan investments.  Member redemptions are subject to waiting periods, may be limited to available cash and may be capped at 10% of aggregate members’ capital accounts over any 12-month period.  Early in our operating history, loan payoffs were received regularly and redemption requests could and would be met in less than 60 days. More recently, loan duration, defaults and foreclosures have been increasing due to constriction in liquidity as a result of the turmoil in the capital markets and the overall downturn in real estate sales transactions.  Additionally, we experienced an increase in member redemption requests associated with the general market uncertainty and the downturn in the real estate market in 2007.  Due to this slow down in payoffs and the increase in redemption requests, the time from the date of the redemption request to actual redemption lengthened and redemptions were in fact indefinitely suspended on March 31, 2008.  Monthly cash distributions of our net income were also suspended. Any loan pay downs and interest received will be applied to build cash reserves for payments due on senior debt and operating costs, and then to cash distributions and redemption requests, and only after these are satisfied to investment in loan interests.

Net cash used by financing activities totaled $1.9 million in the first three months of 2008 compared to net cash used by financing activities of $5.4 million in the first three months of 2007. The net change of $3.5 million was primarily the result of a decline in distributions to members of $3.8 million, partially offset by $0.3 million in cash capital contributions provided from new and existing members during the first three months of 2007.

Distributions to members totaled $0.6 million in the first three months of 2008 and $4.8 million in the first three months of 2007.

Investing activities provided cash totaling $0.4 million in the first three months of 2008 compared to cash used of $0.9 million in the first three months of 2007. The net increase of $1.3 million resulted from a $1.0 decrease in advances to borrowers during the first three months of 2008 compared with a $0.9 million increase in advances to borrowers in the first three months of 2007, and a $0.6 million increase in loan balances in the first three months of 2008.  New loan originations used $2.3 million of cash in the first three months of 2007, whereas there were no new loans made in the first three months of 2008.

Operating activities provided cash of $0.1 million in the first three months of 2008, a $2.2 million net decrease from the $2.3 million of cash provided in the first three months of 2007. The decrease was comprised of a net increase of $1.1 million in amounts due from related parties, and an increase of $0.8 million in accrued interest receivable, a decrease of $0.1 million in net income, and a decrease of $0.2 million in specific loan loss reserves.

Our cash and cash equivalents amounted to $37,217 at March 31, 2008, compared to $1.5 million at December 31, 2007, a level insufficient to fund member distributions or to provide for loan payments necessary to prevent foreclosure by senior lien-holders, or otherwise provide for payment of taxes, insurance or other expenses on properties securing our loans. To generate liquidity sufficient to provide for these latter amounts requires that interest be timely collected, that loans be repaid, or that we sell some of our loans or interests in some of our loans, or collect receivables or borrow from the Manager or third parties.

Our significant obligations at that date consisted of our $20.4 million promissory note to Income Fund bearing interest at 6.94% and a $6.0 million senior note bearing interest at 12.5% to which an REO was subject when we foreclosed.  See Notes 3 and 4 to the Notes to the Condensed Financial Statements.  At March 31, 2008, unfilled redemption requests amounted to $24.6 million compared to $0.6 million at March 31, 2007.

Currently, we must depend on sales of foreclosed properties and any support we receive as a result of the Contribution Agreement described below to meet cash needs and to continue operations.  The Manager initiated the following actions in response to these unprecedented market conditions to conserve cash and build cash reserves:

•                  Commencing in January 2008, the Manager set monthly distributions a an amount equal to the amount of net income (as compared to the targeted return as was done in prior periods).

•                  On March 31, 2008, the Manager suspended indefinitely monthly cash distributions of net income and members’ redemptions.

•                  On April 11, 2008, David Choo, the sole director of the Manager, executed a Contribution Agreement with us and certain other entities that the Manager sponsors, pursuant to which Mr. Choo agreed to use his diligent good faith and best efforts to sell or cause to be sold certain properties that he owns or controls and to contribute or advance $5.0 million to the Manager to be used to pay notes and other obligations of the Manager, including obligations the Manager has to us and other entities.  The agreement also commits Mr. Choo to fund an operating reserve at the Manager of at least $1.5 million to be used solely for the Manager’s operating costs and overhead.  The agreement further provides that until the maximum funding requirements described above and detailed in the Contribution Agreement are satisfied, a substantial portion of any net cash sales proceeds remaining be held by Mr. Choo or the Manager such that they remain available to the Manager and us and these entities as reasonably required to pay our and their current operating expenses and otherwise remain solvent.

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

•                  The Manager sold properties collateralizing the notes owing by the Manager to us at a loss on sale (borne by the Manager) to raise cash for us.  These transactions closed on April 25, 2008 and July 1, 2008 and generated cash totaling $4.4 million for us.

The above actions, taken together, bolster our cash resources and improve the likelihood of our continuing operations, including our ability to meet the debt service on loans with liens senior to ours, through December 31, 2008.  As noted elsewhere, we are dependent on the repayment of loan principal and sale of REO to continue operations through 2008 into 2009 and beyond, including eventual resumption of distributions. The Manager has had certain of the collateral securing our loans (with the consent and cooperation of the borrower) and most of our REO listed with nationally recognized and otherwise experienced brokers with strong presence in the applicable local markets and experience with the collateral type (e.g., land held for residential development in Hawaii or land held for commercial development in Southern California).These brokers are diligent and committed to completing a transaction, but caution against forecasting the timing and pricing of a transaction in a historically low-volume market with limited credit financing available.  The dislocations and uncertainty in the capital and real estate markets have created a challenging environment which may continue through 2008 into 2009 and may necessitate further liquidations of assets at sub-optimum prices, particularly if conditions deteriorate further.

Results of Operations

Set forth below are summaries of our financial results for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31, 2008	Percent of Revenues, net	Three Months Ended March 31, 2007	Percent of Revenues, net
Revenues:
Interest income:
Interest on loans	$2,539,978	96.6%	$3,375,270	117.2%
Interest on notes receivable – related party	135,334	5.1	—	—
Interest on advances to borrowers	226,794	8.6	72,636	2.5
Other interest income	198,639	7.6	249,098	8.6
Total interest income	3,100,745	117.9	3,697,004	128.3
Less: Loan servicing fees	471,586	17.9	816,026	28.3
Total interest income, net of servicing fees	2,629,159	100.0	2,880,978	100.0

Interest expense	562,879	21.4	810,656	28.1
Interest expense – related party	187,500	7.1	—	—

Provision for loan losses	—	—	225,000	7.8
Net revenues	1,878,780	71.5	1,845,322	64.1
Operating expenses:
Asset management fees	78,519	3.0	251,094	8.7
Professional services	446,050	17.0	99,790	3.5
Other operating expenses	17,548	0.7	3,451	0.1
Total operating expenses	542,117	20.6	354,335	12.3
Net income	$1,336,663	50.8%	$1,490,987	51.8%

Revenues, Net of Servicing Fees

Total interest income amounted to 117.9% of total revenues, net of servicing fees, in the first three months of 2008 and 128.3% in the first three months of 2007. Interest income totaled approximately $3.1 million in the first three months of 2008, a $0.6 million (16.1%) decrease over the first three months of 2007. The decrease in interest income was due to the overall decrease in the level of earning assets which resulted both from a $51.8 million (200.4%) increase in non-accrual loans and an increase of $8.6 million in REO between the 2007 and 2008 periods.  Non-accrual loans totaled $23.6 million at March 31, 2008 and $3.1 million at March 31, 2007.  REO totaled $8.6 million at March 31, 2008 as compared to none at March 31, 2007.

The yield on loans and advances in the first three months of 2008 was 10.75% on average loans and advances of $108.0 million (loans: $103.0 million plus advances: $5.0 million) compared to 12.00% in the first three months of 2007 on average loans and advances of $114.9 million (loans: $113.4 million plus advances: $1.6 million).  The decline of 125 basis points is primarily attributable to the increase in loans on non-accrual status.

Loan servicing fees decreased to approximately $0.5 million in the first three months of 2008 (a decrease of $0.3 million or 42.2%) from $0.8 million in the first three months of 2007. The decrease is primarily due to an increase in loans on non-accrual status.  Loan servicing fees were 2% of the principal of each loan and were paid as interest income was received.

Interest Expense

Interest expense (including related party interest expense) in the first three months of 2008 was approximately $0.8 million a decrease of $0.1 million from the first quarter of 2007. The decrease was due to a decline in the one month LIBOR interest rate on the $20.4 million note payable to Income Fund, which resulted in lower overall interest expense of $0.2 million and a reduction in loan fee amortization of $0.1 million.  The effective rate of this borrowing was 9.64% during the first quarter of 2008, as compared to 11.58% in the first quarter of 2007.  This decrease was partially offset by a $0.2 million increase in interest expense in the first three months of 2008 associated with the $6.0 million note payable to other parties related to the Manager, secured by our REO.  The effective rate of this borrowing was 12.50%.  In addition, debt service payment to holders of external senior debt liens on properties collateralizing junior lien positions in the amount of $29,607 was also made during the first three months of 2008.

Provision for Loan Losses

The provision for loan losses decreased $0.2 million in the first quarter of 2008 from the first quarter of 2007. The decrease resulted from a $.2 million decrease in provisions made for specific loan loss reserves.

Operating Expenses

Operating expenses increased $.2 million (53.0%) during the first three months of 2008 compared to the first three months of 2007. The increase resulted from an increase of $0.4 million in professional services due to increases in legal and accounting fees associated with the 2007 Annual Report, SEC inquiry, and compliance related  matters. This increase was partially offset by a $0.2 million decrease in asset management fees resulting from the Manager’s forgoing of these fees in the first two months of 2008.

Net Income

Net income in the first three months of 2008 was approximately $1.3 million, a $.2 million (10.4%) decrease from the $1.5 million recorded in the first three months of 2007.

Lending Capacity and Assets

Our lending capacity at March 31, 2008 was $90.2 million (members’ capital of $88.4 million and notes payable of $26.4 million, less pending redemptions of $24.6 million), nearly all of which had already been loaned.

Cash and equivalents ($37,217), loans and notes receivable ($96.6 million), advances ($4.9 million), and REO ($8.6 million) were $110.2 million or 122.2% of available capacity.  The lending capacity at March 31, 2007 was $119.8 million (members’ capital of $96.0 million and note payable of $24.4 million, less pending redemptions of $0.6 million), nearly all of which had already been loaned. Cash and equivalents ($0.3 million), loans ($115.3 million) and advances ($2.7 million) were $118.3 million or 98.7% of available capacity.  We are no longer accepting new members at this time.  Future lending capacity, if any, will come from reinvestment of earnings and additional contributions from existing members and from borrowings.

Loan Portfolio and Asset Quality

As of March 31, 2008 and 2007, our mortgage investments aggregated $103.0 million and $117.4 million, respectively. The average loan and advance balance was $107.9 million as of March 31, 2008 and $119.4 million as of March 31, 2007.

Approximately $19.6 million (19%) and $18.7 million (16%) of the loans we invested in were more than 90 days delinquent in monthly payments as of March 31, 2008 and March 31, 2007, respectively. Of these loans, the amounts attributable to borrowers who filed bankruptcy were approximately $10.6 million (10%) as of March 31, 2008 and $10.9 (9%) as of March 31, 2007. Subsequent to March 31, 2008, one loan totaling approximately $0.8 million as of March 31, 2008, was paid off in full and no other partial pay downs on the loan was received.

As of March 31, 2008 and 2007, we held the following types of mortgages.

	March 31, 2008	March 31, 2007
First Trust Deeds	$11,806,087	$76,701,725
Second Trust Deeds	4,110,573	21,085,000
Third Trust Deeds	13,791,744	19,575,744
Mixed Trust Deeds	73,250,230	—
Total (1)	$102,958,634	$117,362,469

Commercial Real Estate	$13,323,576	$17,168,000
Residential Real Estate	3,103,573	3,200,000
Land	86,491,485	96,994,469
Mixed-Use Properties	40,000	—
Total Outstanding Loan Balance (1)	$102,958,634	$117,362,469

(1)          For financial reporting purposes the Total Outstanding Loan Balance is presented net of the allowance for loan losses and the amounts in trusts for interest reserves and future advances; it is presented on a gross basis in this table.

Asset Quality

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

Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously written off amounts are credited to the allowance for loan losses.  The Manager believes that the allowance for loan losses of $6.3 million at March 31, 2008 was adequate in amount to cover probable losses.

Changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007 were as follows.

	Three Months Ended March 31,
	2008	2007
Balance, beginning of period	$6,309,000	$684,845
Provision charged to operations	—	225,000
Losses charged to allowance	—	—
Balance, end of period	$6,309,000	$909,845

Mortgage Loan Delinquencies

Delinquent Status	Outstanding Loan Balance at March 31, 2008	Percent of Total Balance at March 31, 2008	Outstanding Loan Balance at December 31, 2007	Percent of Total Balance at December 31, 2007	Outstanding Loan Balance at March 31, 2007	Percent of Total Balance at March 31, 2007
30 – 59 Days	$2,584,000	3%	$0	0%	$0	0%
60 – 89 Days	48,957,000	47%	10,254,290	10%	8,030,000	7%
90+ Days	19,598,000	19%	21,706,000	21%	18,654,425	16%
Total	$71,139,000	69%	$31,960,290	31%	$26,688,425	23%

The increase in delinquencies from December 31, 2007 is primarily due to one loan with a principal balance of $48.0 million which was current as of December 31, 2007 but is included in the 60-89 days delinquent category as of March 31, 2008. We also have an additional $2.6 million loan to the same borrower which is included in the 30-59 days delinquent category.  Our $957,000 investment in a $10,000,000 loan moved from current status at December 31, 2007 to the 60-89 days delinquent category as of March 31, 2008.  As of December 31, 2007, we had a $200,000 investment in a $1,000,000 loan which was reported in the over 90 day delinquent category.  As of March 31, 2008, that loan has been reinstated by the borrower and been placed in the current category.  Another loan in which we had a $2,569,300 investment moved from the over 90 days delinquent category at December 31, 2007 to the 30-59 days delinquent category on March 31, 2008 as a result of the application of proceeds received from the borrower resulting from its sale of an easement on the real property securing the loan.

Loans ninety days or more past due and still accruing interest:

	As of March 31,
	2008	2007
Number of loans	—	8
Total principal balance	$—	$18,654,425

There were no loans as of March 31, 2008 that were ninety days or more past due and still accruing interest.

Impaired and non-accrual loans:

	As of March 31,
	2008	2007
Number of loans	8	11
Total principal balance plus advances and accrued interest	$79,523,743	$30,171,100
Interest income recognized during the quarter	1,700,234	802,629
Foregone interest income	801,011	48,459
Total balance of loans with specific reserves	11,598,000	—
Specific loan loss reserve	$4,926,000	$95,000

At March 31, 2008 and 2007, all of the impaired and non-accrual loans were in the process of foreclosure. When a loan is placed on non-accrual, the accrual of interest is discontinued, however previously recorded accrued interest is not reversed. Payments received on impaired loans are applied to reduce principal to the extent necessary to ensure collection of principal. Subsequent payments on these loans, and payments received on non-accrual loans for which the ultimate collectability of principal is not in doubt, are applied first to earned but unpaid interest and then to principal. Depending on the borrowers’ ability to bring a loan current through payment, refinancing by a third party or us, and other legal courses of action available to the borrower and us, the foreclosure of properties may be postponed or not completed. At March 31, 2008 and 2007, there were no outstanding commitments to lend additional funds to borrowers whose loans were identified as impaired.

The weighted average balance of principal plus advances and accrued interest of impaired and non-accrual loans during the quarters ended March 31, 2008, and 2007 was $73,315,573 and $25,933,587, respectively.

Subsequent delinquency experience

Since March 31, 2008, delinquencies in the Fund’s portfolio have increased as shown below.

Delinquent Status	Outstanding Loan Balance at March 31, 2008	Percent of Total Balance at March 31, 2008	Outstanding Loan Balance at August 31, 2008	Percent of Total Balance at August 31, 2008
30 – 59 Days	$2,584,000	3%	$—	0%
60 – 89 Days	48,957,000	47	12,718,258	13
90+ Days	19,598,000	19	73,948,424	74
Total	$71,139,000	69%	$86,666,682	87%

Delinquencies within the loan portfolio increased $15.5 million from March 31, 2008 to August 31, 2008.  This increase resulted primarily from two loans to the same borrower totaling $12.7 million which became 60 – 89 days delinquent as of August 31, 2008, and one loan totaling $2.9 million which became 90+ days delinquent as of August 31, 2008.  In addition, three loans totaling $51.6 million that were 30 to 59 days delinquent on March 31, 2008, became 90+ days delinquent as of August 31, 2008.

Real Estate Owned

During 2007, we foreclosed on two commercial properties that were loan collateral.  We are holding the first property and funding improvements to the property while actively marketing the property for sale.  We recorded the REO at the net realizable value of the property at the time of foreclosure of $24,340.

We are also holding the second property and intends to fund ongoing entitlement, engineering and other site development work as the Manager actively markets the property for sale.  We own the property subject to a $6.0 million lien held by two other funds sponsored by the Manager and direct investors for whom the Manager provides loan servicing.  The Manager believes that the fair market value of the property, net of selling and other costs to be incurred, approximates the carrying value of the REO as of March 31, 2008.  Our owned portion of the carrying value of the property at the time of foreclosure was $8.6 million.

In March 2008, we foreclosed on a third commercial property with a net realizable value at foreclosure of $4,000.  We are funding improvements while actively marketing it for sale.  These properties do not currently generate revenue.

Subsequent events

Honolulu Loan:  As of June 30, 2008, we held a $3,043,477 interest in a loan with a principal balance of $37,670,656 and bearing interest at a rate of 13% per annum for which the borrower was in default.  This loan is a junior portion of a $97,900,000 original loan facility and is junior to a $55,000,000 senior position held by an entity unaffiliated with us or the Manager.  The security for the loan is approximately 161 acres of residentially zoned property. The borrower has defaulted on both the senior and our junior note. The Manager is currently conducting negotiations with the borrower and the holder of the senior participation to assume the debt service payments under the senior participation and to acquire ownership of the collateral. Our pro rata share of the debt service payments under the senior participation is approximately $62,000 per month (11.3% of the total $550,000) although we may advance more or less than our pro rata share of this payment. Under an agreement among the various participating funds, these advances will have a priority repayment position relative to loan principal and interest earned thereon. On March 11, 2008, the Manager paid an extension fee of $1.4 million to the senior lender on behalf of the funds it manages that participate in this loan.  The Manager also paid an extension fee of $90,000 to a third party lender participating in the junior note.  Our pro rata share of these payments was approximately $0.1 million.

Northern California Mixed-Use Portfolio Loan:  As of March 31, 2008, we held $10,600,000 in loans secured by 22 different properties on a basis junior to liens securing $19,093,165 of senior loans. These senior loans included one owned by two other funds managed by the Manager, in the principal amount of $8,363,020. Another loan in the amount of $2,098,145 is held by another fund managed by the Manager, and the remaining $8,632,000 represents third party senior liens, which are in first position on several of the properties securing our $10,600,000 loan position.  On April 9, 2008, the Manager, on our behalf, completed foreclosure sales and acquired 20 of the 22 properties. The estimated net realizable value of these foreclosed properties was $24,300,000, net of $8,416,000 in amounts owed to senior lien holders. In June, one of the two remaining properties was lost as a result of foreclosure by the holder of a senior lien, and the borrower on the remaining property filed bankruptcy. The estimated net realizable value of this remaining property is $507,000, net of $2,200,000 in amounts owed to senior lien holders. As a result of the shortfall in net realizable value compared with the outstanding balances owed to us on these collateral dependent loans, we recorded loan charge-offs in the amount of $600,000 as of April 9, 2008.  In June, we sold one of the properties that had been acquired on April 9, 2008 and received $637,000 in net proceeds from the sale, including a note receivable in the amount of $467,000.

Fremont REO Sale: Our interest in a light industrial building located in Fremont, California with approximately 45,000 square feet was acquired as REO in July 2006.  On December 31, 2006, the Manager bought the property from us for $6,000,000, which represented the carrying value of the REO, plus the provision for loan loss of $1,400,000 recorded at the time of foreclosure.  The Manager paid 10% of the purchase price in cash and delivered us a note for the balance.  In December 2007, the Manager paid down $600,000 of principal on the note, which allowed us to recognize a gain under the installment method of accounting of $1,300,000. The Manager sold the property on July 1, 2008 for $4,430,000.  Because the sale proceeds were less than the Manager’s note to us, we now hold an unsecured note receivable from the Manager in the amount of $670,854 at August 31, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, except for the obligations described above.

Critical Accounting Estimates

Preparation of our financial statements requires the Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience, independent evaluations (such as appraisals of specific properties), market data on real estate and real estate transactions available from public sources, industry and market research and forecasts, discussions with real estate brokers, developers and investors and various other sources and factors we believe to be reasonable and reliable under the circumstances. The Manager periodically reviews our accounting policies and these estimates and assumptions and make adjustments when facts and circumstances dictate. Our accounting policies that are affected by estimates principally relate to the determination of (i) the allowance for loan losses (i.e., the amount of allowance established against loans receivable as an estimate of probable loan losses), including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral, and (ii) the valuation of real estate owned through foreclosure.  These policies and their key characteristics are discussed in detail in the 2007 Annual Report.  Different estimates and assumptions in the application of these policies could result in material changes in our financial condition, results of operations, or cash flows and actual results may differ substantially.

Recent Accounting Pronouncements

See Note 2 for further discussion.

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.                    Controls and Procedures

Evaluation of disclosure controls and procedures.  Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), the principal executive officer and principal financial officer of the Manager have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the Manager, as appropriate to allow timely decisions regarding required disclosure because of material weaknesses identified in our internal control over financial reporting and by virtue of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2007, and this Quarterly Report on Form 10-Q.  A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a more than reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In our case, the material weaknesses stem from:

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

Three critical core applications – General Ledger, Investor Management and Loan Processing — were identified, and associated operations and processes were designed.  Substantial progress has been made, particularly through the implementation of an industry standard General Ledger system, and a custom-developed Investor Management System, each with associated processes and controls. The conversion to the new general ledger system was completed in July 2007, which streamlined the formal general ledger operations and control function.  Consolidation of loan information into a standard SQLServer database and spreadsheet model contributed to improvements in loan processing controls and financial analysis capabilities. This database supplements the limited capability of an industry-standard software application for loan administration and servicing. Taken together, these sub ledger applications and databases provide the detailed systems of record that can be reconciled daily to the General Ledger and provide information to support and enhance financial reporting and management information Further automation, standardization and simplification in loan systems and processes is continuing throughout 2008 and 2009.

Property Valuation.  The Manager is taking steps to implement a formal process to create and maintain supporting documentation for all changes in property values supporting loan balances and real estate owned.

Beginning in 2009 – earlier depending on resources – the Manager intends to enhance the lending and underwriting processes and documentation by creating and staffing of a standalone credit function.  Historically – in equity and private mortgage lending – credit evaluation and documentation is not emphasized and is secondary to property/collateral valuation in underwriting loans with low LTV’s.  This approach has historically produced favorable results, particularly for us, with limited REO’s and no losses. Only in the recent year, with the unprecedented turmoil in the capital markets,  have credit matters and the formal analysis and tracking of development and rehab projects, viability of and progress toward exit strategies, and evaluating and monitoring credit worthiness of the principals and guarantors become business critical.  We expect that in 2009 – again depending on resources – we would add loan officer(s) with strong underwriting experience and analytic skills to servicing and credit analyst(s) similarly skilled and experienced to a nascent credit function.

Changes in internal control over financial reporting.  Other than progress in addressing the above-mentioned material weaknesses, there were no changes in our internal control over financial reporting that occurred during the our first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

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

Item 1A.                 Risk Factors

Not applicable.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the amount of redemptions of members’ capital during each month of the first quarter of 2008.

Period	Total Members’ Capital Redeemed	Total Members’ Capital Redeemed as a Part of Publicly Announced Plans or Programs	Maximum Members’ Capital that May Yet Be Redeemed as a Part of Publicly Announced Plans or Programs
January 1-31, 2008	221,733	—	—
February 1-29, 2008	8,000	—	—
March 1-31, 2008	8,000	—	—
Total	237,733	—	—

Item 3.                    Defaults Upon Senior Securities

As of March 31, 2008, we were in default for failure to pay at maturity under one promissory note outstanding with a principal amount of $20,199,951 in favor of  Income Fund, an affiliate of the Manager, which Income Fund in turn assigned Wells Fargo Foothill.  Accrued interest at that date amounted to $168,950. Our promissory note to Income Fund, as well as the Wells Fargo Foothill loan to Income Fund, matured on June 30, 2007.  The Wells Fargo Foothill loan was renegotiated as of June 30, 2007 to provide for interest only payments and a maturity of August 31, 2007.  Our promissory note to Income Fund was concurrently amended to extend the maturity date until June 30, 2008  2007.  Wells Fargo Foothill and Income Fund entered into a forbearance agreement (and an amendment thereto) in which Wells Fargo Foothill agreed not to exercise remedies until November 30, 2007  The forbearance agreement also increased the interest rate on the loan to LIBOR plus 6.5% (9.64% at March 31, 2008), increasing our payments to Income Fund correspondingly. The Manager subsequently negotiated additional amendments to the promissory notes between Income Fund and Wells Fargo Foothill and between Income Fund and the Fund that were made effective as of July 1, 2008, under which Wells Fargo Foothill and Income Fund, respectively, waived the existing defaults and extended the maturity date until December 31, 2008.

We are current on the interest payments to Income Fund and Income Fund is, in turn, current on its interest payments to Wells Fargo Foothill.

Item 4.                    Submission of Matters to a Vote of Security Holders

None

Item 5.                    Other Information

None

Item 6.                    Exhibits

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMR Mortgage Fund II, LLC

By: California Mortgage and Realty, Inc., its Manager

October 1, 2008	By:	/s/ David Choo
Name: David Choo
Title: President

October 1, 2008	By:	/s/ James Gala
Name: James Gala
Title: CFO (Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.