Form 10-Q
period 2008-06-30
CMR Mortgage Fund II, LLC
filed 2008-12-18
CIK 1397396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File No. 000-52903

CMR Mortgage Fund II, LLC

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	20-0671528 (I.R.S. Employer Identification No.)

62 First Street, 4th Floor San Francisco, California (Address of principal executive offices)	94105 (Zip Code)

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

PART I.                 FINANCIAL INFORMATION

Item 1.                   Financial Statements

CMR MORTGAGE FUND II, LLC

CONDENSED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Cash and cash equivalents	$614,865	$1,458,635
Loans, secured by deeds of trust, net of allowance for loan losses of $24,646,611 as of June 30, 2008 and $6,309,000 as of December 31, 2007	64,258,078	87,474,484
Notes receivable from Manager, secured by deeds of trust	5,461,091	8,598,011
Advances to borrowers	4,835,616	5,905,561
Due from related parties, net of reserve for uncollectible amounts of $900,000 as of June 30, 2008, and none as of December 31, 2007	1,268,615	1,533,247
Real estate owned	23,081,232	8,578,275
Accrued interest receivable and other assets	4,181,612	2,831,203
Total Assets	$103,701,109	$116,379,416
LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Accounts payable	$840,384	$605,681
Accrued expenses	622,394	116,035
Accrued distributions	—	296,225
Due to related parties	1,107,909	258,118
Other payables and accrued interest - real estate owned	9,324,632	—
Note payable to related party - real estate owned	6,000,000	6,000,000
Note payable and accrued interest to related party	20,350,767	21,395,630
Total Liabilities	38,246,086	28,671,689
Commitments and contingencies
Members’ Capital	65,455,023	87,707,727
Total Liabilities and Members’ Capital	$103,701,109	$116,379,416

The accompanying notes are an integral part of these unaudited condensed financial statements.

CMR MORTGAGE FUND II, LLC

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Interest income:
Interest on loans	$1,136,897	$2,581,141	$3,676,875	$5,956,411
Interest on notes receivable - related party	264,793	—	400,127	—
Interest on advances to borrowers	(103,788)	165,996	123,006	238,632
Other interest income	244,985	201,757	443,624	450,855
Total interest income	1,542,887	2,948,894	4,643,632	6,645,898
Less: Loan servicing fees	541,859	360,959	1,013,445	1,176,985
Total interest income, net of servicing fees	1,001,028	2,587,935	3,630,187	5,468,913
Loss on sale of real estate owned	(3,674)	—	(3,674)	—
Total revenues, net of servicing fees	997,354	2,587,935	3,626,513	5,468,913
Interest expense	474,484	711,744	1,037,363	1,522,400
Interest expense – related party	187,500	—	375,000	—
Provision for loan losses	20,829,479	450,315	20,829,479	675,315
Net revenues	(20,494,109)	1,425,876	(18,615,329)	3,271,198
Operating expenses:
Professional services	1,021,894	426,024	1,467,944	525,814
Asset management fees	231,262	242,481	309,781	493,575
Impairment loss on amounts due from related party	900,000	—	900,000	—
Other operating expenses	295,132	4,777	312,680	8,228
Total operating expenses	2,448,288	673,282	2,990,405	1,027,617
Net (loss) income	$(22,942,397)	$752,594	$(21,605,734)	$2,243,581

The accompanying notes are an integral part of these unaudited condensed financial statements.

CMR MORTGAGE FUND II, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the Six Months Ended June 30, 2008

(UNAUDITED)

			Members’ Capital
	Units	Members	Unallocated Capital	Total Members’ Capital
Balance January 1, 2008	87,708	$87,707,727	$—	$87,707,727
Net loss	(21,606)		(21,605,734)	(21,605,734)
Allocation of net loss to members		(21,605,734)	21,605,734
Distributions to members	(647)	(646,970)		(646,970)

Balance June 30, 2008	65,455	$65,455,023	$—	$65,455,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

CMR MORTGAGE FUND II, LLC
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(21,605,734)	$2,243,581
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for loan losses	20,829,479	675,315
Impairment loss on amounts due from related party	900,000	—
Loss on sale of REO	3,674	—
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(1,350,409)	(406,548)
Accounts payable and accrued expenses	741,062	561,316
Due from related parties	(635,368)	1,413,524
Due to related parties	786,745	940,897
Net cash (used in) provided by operating activities	(330,551)	5,428,085
Cash flows from investing activities:
Proceeds from sale of real estate owned	216,757	—
Net decrease (increase) advances to borrowers	1,069,945	(1,006,645)
Net (increase) decrease in loans	(3,011,829)	2,894,614
Net decrease in notes receivable from Manager	3,136,920	—
Net cash provided by investing activities	1,411,793	1,887,969
Cash flows from financing activities:
Contributions from members	—	297,918
Distributions/redemptions to members	(943,195)	(9,601,153)
Repayment of note payable to related party	(981,817)	(1,786,887)
Net cash used in financing activities	(1,925,012)	(11,090,122)

Net decrease in cash and cash equivalents	(843,770)	(3,774,068)

Cash and cash equivalents at beginning of period	1,458,635	4,138,948
Cash and cash equivalents at end of period	$614,865	$364,880

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$1,537,909	$1,477,245
Franchise taxes	$12,590	$12,590
Non-cash investing activities:
Real estate acquired through foreclosure	$5,865,756	$2,553,935
Loans originated in connection with the sale of REO	$467,000	$—
Non-cash financing activities:
Debt assumed REO related party	$—	$6,000,000
Debt assumed REO other	$9,852,201	$—
Debt assumed by purchaser in sale of REO	$527,569	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CMR Mortgage Fund II, LLC

Notes to Condensed Financial Statements (Unaudited)

Note 1:  Organization and General Fund Provisions

CMR Mortgage Fund II, LLC (the “Fund”) is a California limited liability company organized for the purpose of making or investing in business loans secured by deeds of trust and mortgages on real properties—predominately commercial income producing structures or land held by businesses—located primarily in California.  The land can be income producing (e.g., farms, vineyards, parking lots) or may be held for commercial or residential development. The Fund’s loans are arranged and serviced by its manager, California Mortgage and Realty, Inc., a Delaware corporation (the “Manager”), which is licensed as a California real estate broker and a California finance lender. In addition, the Fund has the ability to invest in loans that were not originated by the Manager. The Manager provides certain operating and administrative services to the Fund. The Manager has complete control of the Fund’s business, subject to the voting rights of the Fund’s members on specified matters and on any other matters which the Manager wishes to submit to a vote.  Neither the Manager nor any of its affiliated entities held any of the Fund’s membership interests at June 30, 2008, December 31, 2007 or June 30, 2007.

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

 The results of operations for the three and six months ended June 30, 2008, may not be indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2008.

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

Going Concern

The Fund

The Fund financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented dislocations in the real estate and capital markets since 2007, the Fund has incurred a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and REO, resulting in a substantial reduction of cash flows. In addition, a number of the Fund’s loans and loans senior to the Fund’s loans are in default. The Fund’s illiquid position may prevent the Fund from protecting its position with respect to properties/collateral securing these defaulted loans.

At June 30, 2008, the Fund had also pledged $48,000,000 of its loan portfolio as security for a note with an original principal balance of $25,000,000 payable to CMR Income Fund, LLC (“Income Fund”), a related party.  At June 30, 2008, the Fund was in technical default under this loan, resulting in a technical default under Income Fund’s note payable to Wells Fargo Foothill, the lender on a loan to Income Fund, also in the original principal amount of $25,000,000. The carrying amount of the Fund’s note payable to Income Fund includes principal of $20,199,951 and accrued unpaid interest of $150,816.  While in default, the Fund continued to make monthly interest payments of approximately $165,000.  The Manager subsequently negotiated amendments to the promissory notes between Income Fund and Wells Fargo Foothill and between Income Fund and the Fund that were made effective as of July 1, 2008, under which Wells Fargo Foothill and Income Fund, respectively, waived the existing defaults and extended the maturity date until December 31, 2008.

In March 2008, the Fund began making debt service payments on the senior debt related to the collateral that secures the Fund’s $3,043,447 participation in a $42,900,000 subordinated loan made by a fund managed by the Manager following the borrower’s default on the senior and subordinate loans. Due to liquidity issues in the various funds managed by the Manager, it has become necessary from time to time for one participant to pay more than its pro rata share of the senior debt service.  Through September 30, 2008, the Fund has made payments totaling $274,607 compared to its pro rata share of $86,490 relating to this obligation.  Under an agreement among the various participating funds, these advances will have a priority repayment position relative to loan principal and accrued interest. The Fund may also need to assume debt service on a portion of the $5,000,000 of other third party subordinated debt in order to prevent foreclosure.

On April 9, 2008, the Manager, on behalf of the Fund and three other funds it managed, foreclosed on 20 of 22 properties which comprised approximately $16,095,000, or 85% of the $18,857,100 total collateral securitizing three junior loans to the funds.  The total amount of junior debt secured by these properties, including principal, advances, and accrued interest was approximately $21,858,000, including approximately $11,113,000 owed to the Fund.  The senior liens, which are held by outside third parties, total approximately $7,368,569 and bear interest at an effective average interest rate of approximately 8.0%.  In order to fully maintain its junior lien security interests, the funds will be obligated to keep the senior liens current until these properties are sold.  The pro rata share of this debt service will increase monthly interest expense of the Fund by approximately $30,000.

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

b)    As of March 31, 2008, the Manager suspended indefinitely monthly cash distributions of net income and members’ redemption requests. As of June 30, 2008 and September 30, 2008, outstanding member redemption requests totaled $28,099,174 and $32,201,007 respectively.

c)     On April 11, 2008, David Choo, the sole director of the Manager, executed a Contribution Agreement with the Fund and certain other entities that the Manager manages. Pursuant to the Contribution Agreement, Mr. Choo agreed to use his diligent good faith and best efforts to sell, or cause to be sold, certain properties that he owns or controls and to apply certain of the proceeds for specified purposes, one of which is to contribute or advance funds to the Manager until the obligations of the Manager described below have been satisfied. Contributions from Mr. Choo under the Contribution Agreement are to approximate $6,100,000. From these amounts, the Manager has agreed to use up to $5,000,000 of the funds to be received from Mr. Choo to pay notes and other obligations of the Manager to the Fund and other funds managed by the Manager, and all of the Manager’s debts to third parties. The Contribution Agreement also commits the Manager to use at least $1,100,000 of the funds to be received from Mr. Choo as an operating reserve to be used solely for the Manager’s operating costs and overhead.

d)    Since the Contribution Agreement was signed, the following events have occurred: (1) proceeds of approximately $1,102,000 were contributed or have been committed to the Manager from the sale of two properties listed in the Contribution Agreement, net of $375,000 that was used to support the real estate property activities which were part of the Contribution Agreement; (2) an additional $206,000 was contributed to the Manager, including $60,000 of proceeds from the sale of an additional property not listed in the Contribution Agreement (although this was not required by the Contribution Agreement, the proceeds counts toward the future contributions); (3) Mr. Choo affected a sale in the second quarter 2008 of certain other mortgage and real property assets that were not listed in the Contribution Agreement resulting in net cash proceeds of approximately $2,192,000 (net of $330,000 that was withdrawn), which net proceeds were contributed to the Manager as an advance on and in lieu of the approximately $2,235,000 of net proceeds that he later received from the subsequent sales of two other properties that were listed in the Contribution Agreement. The net proceeds from the sales of these latter two properties were then used to pay pre-existing debts of Mr. Choo and were not contributed to the Manager. The sales of various properties listed in the Contribution Agreement have thus far yielded net cash proceeds to Mr. Choo and his affiliates of approximately $3,712,000, of which Mr. Choo has contributed substantially all, totaling approximately $3,500,000 as of November 10, 2008 ($2,067,000 as of June 30, 2008) to the Manager since the Contribution Agreement was signed. The remaining commitment under the terms of the Contribution Agreement is $2,600,000, which proceeds are to be received if and when the remaining properties are sold.

e)     The Manager is continuing a program begun in the third quarter of 2006 to pursue an assertive collection process, including timely filing of a notice of default (generally, within two days after the second missed payment or sooner), timely filing of notice of foreclosure sale (generally, as soon as permitted by law or regulation), preparing in advance of the foreclosure sale to market aggressively the collateral/real estate taken back (including interviewing and retaining brokers), and filing legal claims against the borrower/guarantors. As an alternate collection strategy beginning in 2007, the Fund has, when appropriate, entered into formal forbearance agreements with certain borrowers which require the borrower to perform specific actions within agreed upon timeframes. These actions may include making partial loan payments, providing additional collateral, listing the property for sale, or entering property sale contracts with the objective of full payoff or reinstatement of the Fund’s loan.

f)     The Manager is negotiating actively with third-party senior lien holders to forebear and/or reduce payments due from the borrower.

g)    The Manager sold properties collateralizing the notes owing by the Manager to the Fund with a loss on sale (borne by the Manager) to raise cash for the Fund. These transactions closed on April 25, 2008 and July 1, 2008 and generated cash totaling $4,363,068 for the Fund.

The above actions, taken together have bolstered the Fund’s cash resources and improved the likelihood of continued operations by the Fund, including the ability to pay the debt service to some but not all senior lien holders, through December 31, 2008.  As noted elsewhere, the Fund is dependent on the repayment of loan principal and sale of REO to continue operations through 2008 into 2009 and beyond, including eventual resumption of distributions.  The Manager has had certain of the collateral securing the Fund’s loans (with the consent and cooperation of the borrower), and most of the Fund’s REO listed with nationally recognized and otherwise experienced brokers with strong presence in the applicable local markets and experience with the collateral type. These brokers are diligent and committed to completing a transaction, but caution against forecasting the timing and pricing of a transaction in a historically low-volume market with limited credit financing available. The dislocations and uncertainty in the capital and real estate markets have created a challenging environment which may continue through 2008 into 2009-2010 and may necessitate further liquidations of assets at sub-optimum prices, particularly if conditions deteriorate further.

The Fund’s Manager

Due to unprecedented dislocations in the real estate and capital markets since 2007, including an increase in the number of past due loans and a decrease in the number of loan payoffs experienced by certain of the funds managed by the Manager, the Manager has experienced a significant decrease in cash flows and has limited cash resources.  While the funds that the Manager manages do continue to accrue and collect interest on a portion of their loan portfolios, receive payoffs on loan balances owed and receive proceeds from the sale of real estate acquired through foreclosure, thereby allowing the Manager to collect servicing and asset management fees, those cash flows may not be sufficient to fund the Manager’s operations as they become due. The Manager generated additional cash from the collection of principal, advances, and interest on its loans, the sale of its REO it acquired through foreclosure and from contributions from its sole director. Furthermore, the Fund cannot be sure that additional sales of properties under the Contribution Agreement will be made on a timely basis. While these collection, sale and contribution actions improve the likelihood of the Manager continuing its operations, the limited cash resources compared to the operating and debt service requirements of the Manager raise substantial doubt about the Manager’s ability to continue as a going concern. Should the Manager be unable to continue to serve as Manager to the Fund, the Fund may incur additional expenses to find a replacement manager and to support the operational needs of the Fund. While potential replacement managers exist within the marketplace, their capacity or willingness to serve as the Fund’s manager is unknown. A change in the manager may impact negatively the operating results of the Fund and the cash available for distribution. In the event that the operations or cash position of the Fund deteriorate significantly, the Fund may need to liquidate loans and REO in order to keep senior lien positions current or forestall the foreclosure of properties serving as collateral on the Fund’s junior liens.

Note 2:  Summary of Significant Accounting Policies

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Fund adopted SFAS 157 on January 1, 2008. The adoption did not have a material impact to the Fund’s financial position or results of operations or cash flows.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS 157-3”). The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Fund is subject to the provision of the FSP effective June 30, 2008. The implementation of FSP SFAS 157-3 did not affect the Fund’s fair value measurement.

Fair Value Accounting

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire instruments and not to portions of instruments.  The Fund adopted SFAS 159 on January 1, 2008 and the Manager did not elect the fair value option for any of the Fund’s financial instruments.

Accounting for Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Fund is required to adopt SFAS 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009.  Earlier adoption is prohibited.  This standard will change the accounting treatment for business combinations on a prospective basis.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The provisions of SFAS No. 162 did not have a material impact on the Fund’s financial statements.

Note 3:  Related Party Transactions

The Manager is responsible for all management decisions related to the operations and investments of the Fund.  In accordance with the Operating Agreement and other loan servicing agreements with the Fund, the Manager is entitled to receive fees for the various services it provides and to be reimbursed for certain costs incurred on behalf of the Fund.  The Manager may also, at its sole discretion, agree to forego the fees for services and expense reimbursement otherwise due and payable from the Fund.  When the Manager agrees to forego these items, the Manager may collect additional fees and reimbursements, limited to the amount previously foregone, in subsequent years if and only if the rate of return of the Fund is in excess of 8.0% and limited each year to the amount in excess of that return. The Manager elected to forego $155,704 in asset management fees in the quarter ended March 31, 2008, but did not elect to forgo any other fees during the quarter ended June 30, 2008. The Manager did not forego any fees or reimbursements during the six months ended June 30, 2007.

Loan Servicing Fees

The Manager is entitled to receive a monthly fee for loan servicing of up to 2% per annum (1/12th of 2% per month) of the outstanding principal balance of each loan. The fee is payable monthly as the Fund receives interest payments from borrowers.  The Manager may at its sole discretion, agree to forego loan servicing fees otherwise due and payable from the Fund. Loan servicing fees for the quarters ended June 30, 2008 and 2007 were $541,859 and $360,959, respectively. For the six months ended June 30, 2008 and 2007, loan servicing fees were $1,013,445 and $1,176,985, respectively.

Asset Management Fees

The Manager is entitled to receive a monthly fee for management services provided to the Fund equal to 1% per annum (1/12th of 1% per month) of net assets under management, which is payable on the last day of the month. Net assets, as defined by the Fund’s Operating Agreement, is equal to total members’ capital as of the first day of the month. The Manager may, at its sole discretion, agree to forego asset management fees otherwise due and payable from the Fund.  Asset management fees for the quarters ended June 30, 2008 and 2007 were $231,262 and $242,481, respectively. For the six months ended June 30, 2008 and 2007, asset management fees were $309,781 and $493,575, respectively. The Manager elected to forego $155,704 in asset management fees in the quarter ended March 31, 2008, but did not elect to forgo any asset management fees during the quarter ended June 30, 2008. The Manager did not forego any asset management fees during the six months ended June 30, 2007.

Operating Expenses

The Manager may be reimbursed by the Fund for any operating expenses and other costs it incurs on behalf of the Fund. The Manager may also, at its sole discretion, agree to forego operating expense reimbursement otherwise due and payable from the Fund or absorb the expenses itself.  The Manager neither absorbed nor was reimbursed for operating expenses in the quarters ended June 30, 2008 and June 30, 2007. The Manager absorbed $45,621 in Fund operating expenses in the six months ended June 30, 2008. The Manager neither absorbed nor was reimbursed for operating expenses in the six months ended June 30, 2007.

Note Receivable From Manager Secured By Deeds of Trust

The Manager may take other actions in order to support the returns on the Fund. On December 31, 2007, the Manager took such action and purchased the principal, advance, and accrued interest on three nonaccrual loans from the Fund for a total of $7,525,777. The Manager made a cash payment to the Fund of $1,279,590 and issued a Note Receivable from the Manager to the Fund in the amount of $6,246,187 and agreed to make monthly interest payments to the Fund at the original interest rates on the loans. The Manager also at December 31, 2007, made an additional $600,000 cash payment on an REO that was purchased by the Manager from the Fund on December 30, 2006 which allowed the Fund to recognize a deferred gain of $1,263,195.  During April, 2008, the Manager sold one of the loans in which the Fund held a $3,103,573 loan receivable from the Manager.  The result of that sale left an unsecured receivable of $194,199 from the Manager at June 30, 2008, which was paid in October 2008. On July 1, 2008, the Manager sold the property for less than the amount of debt secured by the property, resulting in the Fund holding an unsecured note. The unsecured balance owed to the Fund totaled $670,854 at September 30, 2008.

Lending Arrangements

At June 30, 2008, there was an outstanding balance of $2,124,278 on a loan to the Manager used to purchase real estate held for sale from the Fund and a remaining balance of $3,336,813 on a loan to the Manager used to purchase certain impaired loans from the Fund. In addition, $9,324,632 of other payables and accrued interest related to senior liens on REO held by the Fund were payable to other funds managed by the Manager.

Borrowing Arrangements

In 2006, as discussed in Note 1, the Fund originated a $48,000,000 loan secured by deeds of trust (see Note 4 and 9). As part of this transaction, the Fund invested $23,000,000 of its own capital in the loan, and also entered into an agreement with Income Fund, a related party, to borrow $25,000,000 secured by the Fund’s interest in the loan and all properties securing the loan. At June 30, 2008, the related party loan payable and accrued interest due was $20,350,767. In conjunction with the loan, costs of $419,570 were deferred.  Amortization of $104,892 and $184,820 of this amount was recorded in the three and six months ended June 30, 2007, with the remaining balance of the deferred costs fully amortized in 2007. The Fund was in technical default on this indebtedness as of June 30, 2008 resulting in a technical default under Income Fund’s note to Wells Fargo Foothill, the lender. The Manager subsequently negotiated amendments to the promissory notes between Income Fund and Wells Fargo Foothill and between Income Fund and the Fund that were made effective as of July 1, 2008, under which Wells Fargo Foothill and Income Fund, respectively, waived the existing defaults and extended the maturity date until December 31, 2008.

The Fund has continued to make monthly payments on its promissory note, and Wells Fargo Foothill, the lender, continues to accept these payments.

As of the end of October 2008 the Fund had acquired through foreclosure, interests in three properties related to two loans with a total carrying value of approximately $38,685,000 as of June 30, 2008. One of those properties is encumbered by the deed of trust used to secure the Income Fund and Wells Fargo Foothill note which combined with accrued unpaid interest had a balance payable of approximately $20,351,000 at September 30, 2008.

Note 4:  Loans Secured by Deeds of Trust, Concentrations and Characteristics

All of the Fund’s loans are fixed rate loans with interest rates that ranged from 12.5% to 13.95% at June 30, 2008 and 12.0% to 13.5% at June 30, 2007.

Concentrations of Credit Risk

While the Manager may consider the income level and general credit worthiness of a borrower to determine a borrower’s ability to repay the loan according to its terms, such considerations are typically subordinate to a determination that the value of secured collateral will provide a sufficient source of funds for loan repayment. When a loan is collateralized by multiple property types the loan is categorized as “Mixed use properties”.  A significant portion of the Fund’s loans are secured by two or more real estate parcels, which may be secured by differing positions for the deeds of trust. When the collateral deed trust types are different for a loan (e.g. secured by a combination of first, second and/or third trust deeds), the loan is categorized as “mixed”. The Fund’s loan portfolio as of June 30, 2008 and 2007 had the following characteristics:

Loan Portfolio in Dollars as of June 30, 2008:

	Trust Deeds
	First	Second	Third	Mixed	Totals
Commercial real estate	$2,124,278	$477,000	$—	$3,080,101	$5,681,379
Residential real estate	—	194,199	—	—	194,199
Improved and unimproved land	9,624,160	957,000	13,791,744	64,077,298	88,450,202
Mixed use properties	—	40,000	—	—	40,000
Total(1)	$11,748,438	$1,668,199	$13,791,744	$67,157,399	$94,365,780

Loan Portfolio in Dollars as of June 30, 2007:

	Trust Deeds
	First	Second	Third	Mixed	Totals
Commercial real estate	$2,820,000	$2,078,296	$—	$12,788,000	$17,686,296
Residential real estate	—	3,100,000	—	—	3,100,000
Improved and unimproved land	29,308,619	—	—	60,937,000	90,245,619
Mixed use Properties	—	—	—	—	—
Total	$32,128,619	$5,178,296	$—	$73,725,000	$111,031,915

Number of Loans in the Portfolio as of June 30, 2008 and 2007:

	2008					2007
	Trust Deeds					Trust Deeds
	First	Second	Third	Mixed	Totals	First	Second	Third	Mixed	Totals
Commercial real estate	1	2	—	3	6	2	4	—	5	11
Residential real estate	—	1	—	—	1	—	2	—	—	2
Improved and unimproved land	4	1	2	6	13	12	—	—	5	17
Mixed use Properties	—	1	—	—	1	—	—	—	—	—
Total(2)	5	5	2	9	21	14	6	—	10	30

Schedule of Maturities as of June 30, 2008:

	First	Second	Third	Mixed	Totals
June 30,
2008	$—	$957,000	$8,000,000	$3,080,101	$12,037,101
2009	3,224,450	10,000	5,791,744	63,982,298	73,008,492
2010	6,399,710	661,199	—	95,000	7,155,909
2011	—	40,000	—	—	40,000
2012	2,124,278	—	—	—	2,124,278
Total(1)	$11,748,438	$1,668,199	$13,791,744	$67,157,399	$94,365,780

Schedule of Maturities as of June 30, 2007:

	First	Second	Third	Mixed	Totals
June 30,
2007	$55,000	$1,688,296	$—	$—	$1,743,296
2008	8,577,000	—	—	10,918,000	19,495,000
2009	10,541,194	350,000	—	61,007,000	71,898,194
2010	8,201,425	3,100,000	—	1,800,000	13,101,425
2011	4,754,000	40,000	—	—	4,794,000
Total	$32,128,619	$5,178,296	$—	$73,725,000	$111,031,915

Number of Loans in the Portfolio by Maturity Date as of June 30, 2008 and 2007:

	2008					2007
	First	Second	Third	Mixed	Totals	First	Second	Third	Mixed	Totals
2007	—	—	—	—	—	1	1	—	—	2
2008	—	1	1	3	5	3	—	—	3	6
2009	2	1	1	5	9	5	2	—	6	13
2010	2	2	—	1	5	3	2	—	1	6
2011	—	1	—	—	1	2	1	—	—	3
2012+	1	—	—	—	1	—	—	—	—	—
Total(2)	5	5	2	9	21	14	6	—	10	30

Loan Portfolio Summarized by Quartile as of June 30, 2008 and 2007:

	2008				2007
Quartile	Count	Total	Average	Percent of Total	Count	Total	Average	Percent of Total
1	5	$339,200	$67,840	0%	8	$424,000	$53,000	0%
2	5	2,622,000	524,400	3%	7	4,395,000	627,857	4%
3	5	11,914,128	2,382,826	13%	8	19,263,721	2,407,965	18%
4	6	79,490,452	13,248,409	84%	7	86,949,194	12,421,313	78%
Total(1)	21	$94,365,780	$4,493,609	100%	30	$111,031,915	$3,701,064	100%

(1)Includes notes receivable from the Manager totaling $5,461,091.

(2)Includes four loans to the Manager as of June 30, 2008 and none in 2007, respectively.

It is the Fund’s experience that loans may not be repaid or refinanced in accordance with contractual maturity date of the note; therefore the above tabulation of scheduled maturities should not be used as a forecast of future cash receipts.

Loans vary by size and over time the mix in the portfolio changes. The number of loans in the portfolio and the outstanding balances of total loans at June 30, 2008 have decreased from June 30, 2007. The largest quartile of loans increased by 6% of the total portfolio from 78% as of June 30, 2007 to 84% at June 30, 2008.  Expressed as average dollar size of loans, the largest quartile increased by $827,096 from $12,421,313 as of June 30, 2007 to $13,248,409 as of June 30, 2008.

The Operating Agreement specifies that no more than 25% of total Fund capital (equal to members’ equity) will be invested in any one loan, calculated as of the time the investment is made.  In 2006, the Fund indirectly borrowed $25,000,000 from Wells Fargo Foothill through Income Fund (“Wells Fargo Foothill Loan”), in order to fund the $48,000,000 loan described in Notes 3 and 9.  Although the entire $48,000,000 loan to the borrower was more than 25% of the Fund’s total capital at the time the Fund made this loan, the Fund’s own investment in the loan was $23,000,000, which was 21.8% of the $105,569,652 total capital at the time the investment was made in June 2006. The Manager and its affiliates made additional loans to this borrower aggregating approximately $19,400,000. The Fund also has an interest aggregating $2,584,000 in a junior loan which is secured by the same property.  The Manager believes the transaction is in compliance with the provisions of the Operating Agreement.

Because the terms of the original loan from Wells Fargo Foothill required monthly payments of interest and amortized principal, the original loan balance of the loan decreased. As a consequence of the additional loans and the reduced principal balance of the Wells Fargo Foothill Loan (which increased the investment of the Fund’s own funds in the loan to $30,384,049), and the overall reduction in the level of capital to $65,455,023 at June 30, 2008, the amount of funds invested in loans to this borrower secured by the same property totaled 46.4% of total capital at June 30, 2008. The percentage of the Fund’s total capital that this investment represents may continue to grow if additional advances are made to this borrower or if the Fund’s capital is further reduced as a result of redemptions by members from their capital accounts.

Note 5:  Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	As of June 30,
	2008	2007

Balance, beginning of period	$6,309,000	$684,845
Provision charged to operations	20,829,479	675,315
Losses charged to allowance	(2,491,868)	—
Balance, end of period	$24,646,611	$1,360,160

Loans ninety days or more past due and still accruing interest:

	As of June 30, 2008	As of June 30, 2007

Number of loans	—	3
Total principal balance	$—	$18,020,000

There were no loans as of June 30, 2008 that were ninety days or more past due and still accruing interest.

Impaired and nonaccrual loans:

	As of June 30,
	2008	2007
Number of loans	10	8
Total principal balance plus advances and accrued interest	$72,533,198	$28,348,747
Interest income recognized during the quarter	95,185	641,244
Foregone interest income	2,153,493	214,573
Total principal, advance and accrued interest of loans with specific reserves	59,778,963	6,181,425
Specific loan loss reserve	$23,263,611	$805,000

At June 30, 2008 and 2007, all impaired and non-accrual loans were in the process of foreclosure. When a loan is placed on nonaccrual status, the accrual of interest is discontinued; however, previously recorded accrued interest is not reversed. Payments received on impaired loans are applied to reduce principal to the extent necessary to ensure collection of principal. Subsequent payments on these loans, and payments received on nonaccrual loans for which the ultimate collectability of principal is not in doubt, are applied first to earned but unpaid interest and then to principal. Depending on the borrowers’ ability to bring a loan current through payment, refinancing by a third party or the Fund, and other legal courses of action available to the borrower and the Fund, the foreclosure of properties may be postponed or not completed. At June 30, 2008 and 2007, there were no outstanding commitments to lend additional funds to borrowers whose loans were identified as impaired.

The weighted average balance of principal plus advances and accrued interest of impaired and nonaccrual loans during the quarters ended June 30, 2008, and 2007 was $83,411,916 and $27,646,789, respectively. For the six months ended June 30, 2008 and 2007, the weighted average balance of principal plus advances and accrued interest of impaired and nonaccrual loans was $81,019,717 and $28,050,616, respectively.

Note 6:  Real Estate Owned

During 2007, the Fund foreclosed on two commercial properties that were loan collateral. It is holding the first property while actively marketing the property for sale.  The Fund recorded the REO at the net realizable value of the property at the time of foreclosure of $24,340. The Fund is also holding the other property and is funding ongoing entitlement, engineering and other site development work as it actively markets the property for sale. The Manager believes that the fair market value of the property less estimated costs to sell exceeds the carrying value of the REO at June 30, 2008. The Fund’s portion of the carrying value of the property at the time of foreclosure was $8,553,935.

On April 9, 2008, the Manager, on the Fund’s behalf, completed foreclosure sales and acquired 20 of the 22 properties that secured $10,600,000 in loans held by the Fund. These loans were junior to senior debt totaling $17,829,734. Senior loans of $8,363,020 and $2,098,145 are held by other funds managed by the Manager.  The remaining $7,368,569 represents senior loans held by outside third parties. In June, one of the two remaining properties was lost as a result of foreclosure by the holder of a senior lien, and the borrower on the other property filed bankruptcy. The estimated net realizable value of this remaining property is $579,100, net of $2,183,000 owed to third party senior lien holders.

In June, the Fund sold one of the properties that had been acquired on April 9, 2008 and received $216,757 in net proceeds from the sale, in addition to a note in the amount of $467,000.

Changes in the balance of real estate owned were as follows:

	As of June 30,
	2008	2007

Balance, beginning of period	$8,578,275	$—
Real estate acquired through foreclosure	15,553,708	8,553,935
Funded improvements	164,249	—
Impairment charges	—	—
Sales of real estate	(1,215,000)	—
Balance, end of period	$23,081,232	8,553,935

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

Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee payable to the Manager. Since some of the commitments are expected to expire without being drawn upon and certain commitments may be funded through other resources provided by the Manager, the total commitment amount does not necessarily represent future cash requirements to the Fund. There were no outstanding credit commitments as of June 30, 2008 or 2007.

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

ASSETS

Impaired loans

SFAS 157 requires loans to be measured for impairment using methodologies as detailed by SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), including impaired loans measured at an observable market price (if available), discounted cash flow, or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the estimated costs to sell the collateral. All impaired loans as of June 30, 2008 were subject to SFAS 114 analysis.

Other Real Estate Owned

The fair value of real estate owned is based primarily on the values obtained through appraisals of property with similar characteristics. As of June 30, 2008, the Fund had no assets or liabilities measured at fair value on a recurring basis.  Impaired loans and other REO are measured at fair value on a nonrecurring basis generally resulting from the provision of specific reserves in the allowance for loan losses for impairment of individual loans and from the application of fair value accounting for REO.  For REO, fair value is based on appraisals obtained in the late second and early third quarter of 2008, less estimated cost to sell.

The following table presents information about the Fund’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2008.

	Fair Value at June 30, 2008
	(Amounts in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Principal balance plus advances and accrued interest on impaired loans	$49,269,587	—	$47,981,789	$1,287,798
Other real estate owned	$23,081,232	—	$19,160,382	$3,920,850

Level 2 impaired loans are commercial real estate secured by collateral with fair values estimated by appraisals; REO market value is estimated by both appraisals and internal analysis of fair market value.

LIABILITIES

The Fund did not identify any liabilities that are required to be presented at fair value.

Note 9.  Due From/To Related Parties

Due from related parties consisted of the following as of:

	June 30, 2008	December 31, 2007
Loans Receivable from Manager (Note 4)	$5,461,091	$8,598,011
Due from Manager, net of reserve for uncollectible amounts of $900,000 as of June 30, 2008, and none as of December 31, 2007	1,075,325	1,484,497
Due from other funds serviced by Manager	193,290	—
Due from escrowed interest reserve trust account	—	48,750
	$6,729,706	$10,131,258

Due to the uncertainty of both the timing and the amount of the net realized sales proceeds on those properties included in the Contribution Agreement, the Fund provided a $900,000 allowance for loan loss at June 30, 2008 on the unsecured Due from Manager balance of $1,975,325, resulting in a net Due from Manager of $1,075,325.  During April, 2008 the Manager sold a loan in which the Fund held a $3,103,573 loan receivable from the Manager.  The result of that sale left an unsecured receivable of $194,199 from the Manager at June 30, 2008, which was paid in October 2008.

Due to related parties consisted of the following as of:

	June 30, 2008	December 31, 2007
Servicing fees payable to Manager	$758,537	$121,557
Due to other funds serviced by Manager	349,372	136,561
	$1,107,909	$258,118

Other payables and accrued interest - real estate owned:

	June 30, 2008	December 31, 2007
Other payables - real estate owned	$9,271,846	$—
Accrued interest on other payables - real estate owned	52,786	—
	$9,324,632	$—

Note payable to related party - real estate owned:

	June 30, 2008	December 31, 2007
Note payable to related party - real estate owned	$6,000,000	$6,000,000
	$6,000,000	$6,000,000

Notes payable and accrued interest to related party:

	June 30, 2008	December 31, 2007
Note payable to CMR Income Fund LLC, principal	$20,199,951	$21,181,768
Accrued interest on note payable to CMR Income Fund LLC	150,816	213,862
	$20,350,767	$21,395,630

In June 2007, the Fund foreclosed on its lien junior to a $6,000,000 note serviced by the Manager on behalf of Fund I, Fund III and others for whom the Manager provides loan servicing. As owner of the property, the Fund is making payments on the senior note to protect its equity in the property until such time as it sells the asset. The Fund recorded interest expense of $187,500 on this note during the quarter ended June 30, 2008 and $375,000 during the six months ended June 30, 2008.

On April 8, 2008 the Fund held a $600,000 loan previously secured by 22 properties. This loan was junior to a $10,000,000 loan from the Fund and other senior debt totaling $17,829,734. Senior loans of $8,363,020 and $2,098,145 are held by other funds managed by the Manager. Senior loans held by outside third parties amounted to $7,368,569. On April 9, 2008, the Manager, on the Fund’s behalf, completed foreclosure sales and acquired 20 of the 22 properties. In June, one of the two remaining properties was lost as a result of foreclosure by the holder of a senior lien, and the borrower on the other property filed bankruptcy. The estimated net realizable value of this remaining property is $579,100, net of $2,183,000 owed to third party senior lien holders.

Note 10.  Subsequent Events

Subsequent delinquency experience

Since June 30, 2008, delinquencies in the Fund’s portfolio have increased as shown below.

Delinquent Status	Outstanding Loan Balance at September 30, 2008	Percent of Total Balance at September 30, 2008	Outstanding Loan Balance at June 30, 2008	Percent of Total Balance at June 30, 2008
30 – 59 Days	$—	0%	$—	0%
60 – 89 Days	—	0%	40,000	nm %
90+ Days	79,645,194	86%	66,558,197	71%
Total	$79,645,194	86%	$66,598,197	71%

Delinquencies within the loan portfolio increased $13,046,997 from June 30, 2008 to September 30, 2008.  This increase resulted from two loans to the same borrower totaling $13,046,997.

Impaired loans

As of October 31, 2008, the Fund held a $3,257,096 participation interest in a loan with a principal balance of $41,855,381 and bearing interest at a rate of 13% per annum for which the borrower was in default.  The balance of the participation interests are held by other funds managed by the Manager. This loan is a junior portion of a $97,900,000 total loan facility with a $55,000,000 senior position held by an entity unaffiliated with the Fund or the Manager.  The security for the loan is approximately 161 acres of residentially zoned property. The borrower has defaulted on both the senior and our junior note. The Manager has been attempting to negotiate with the holder of the senior participation to assume the debt service payments under the senior participation on a modified payment schedule and to acquire ownership of the collateral. The participants in the loans do not currently have sufficient liquid assets to pay the full amount of past due payments and to assure payment of future payments. Under agreements among the various participating funds, these advances will have a priority repayment position relative to loan principal and interest earned thereon. On March 11, 2008, the Manager made a short-term loan of $1,375,000 to the funds it manages that participate in this loan which enabled them to pay an extension fee of $1,375,000 to the senior lender. The various funds managed by the Manager have paid down the short-term note by $727,471. The Fund’s pro rata share of payments made as of October 31, 2008 was $123,447 and its share of the balance owed was $0. The Manager also paid an extension fee of $90,000 to a third party lender participating in the junior note. On October 16, 2008 the senior lender informed the borrower and the Manager of its intent to conduct a UCC foreclosure sale of the membership interests in the borrower on November 20, 2008. Under the co-lender agreement with the senior lender, if the senior lender completes this foreclosure and acquires the membership interest at the foreclosure sale, the junior portion of the loan (and thus our interest) will likely terminate. On November 19, 2008, the fund from which the Fund acquired its participation interest filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The automatic stay of this fund’s bankruptcy has stayed the scheduled UCC foreclosure sale.

Real estate owned

As of June 30, 2008, the Fund held two loans with carrying values totaling $54,251,000 and secured by liens of various priorities on three properties.  The estimated value of the total collateral base at June 30, 2008 was $82,050,000 securing total debt of $112,369,000.  Two of the three properties are subject to third party senior debt totaling approximating $39,101,000 at June 30, 2008, which includes the note payable to Income Fund / Wells Fargo Foothill of $20,351,000.  On July 7, 2008, a limited liability company owned by the Fund and other funds managed by the Manager, (specifically organized for the purpose of acquiring the property) acquired the first property at a foreclosure sale conducted on behalf of the Fund. Because the aforementioned limited liability company was unable to make debt service payments to the holder of the third party senior loan and could not reach an agreement with the holder of that note regarding restructuring of their note, the limited liability company was forced to file for Chapter 11 bankruptcy protection on July 16, 2008 to prevent the loss of the collateral to a foreclosure sale being conducted by the senior lender which was scheduled for July 17, 2008. That bankruptcy case is pending as of the date of this filing. On September 16, 2008 the Fund completed a foreclosure sale on the second property. On October 14, 2008, the Fund completed a foreclosure sale on the third property.

On December 30, 2006, the Fund sold to the Manager a property on which it had previously foreclosed with the Manager paying 10% of the purchase price in cash and borrowing the remaining balance from the Fund under a note secured by the property. On July 1, 2008, the Manager sold the property for less than the amount of debt secured by the property, resulting in the Fund holding an unsecured note. The unsecured balance owed to the Fund totaled $670,854 at September 30, 2008.

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

The following discussion is designed to provide a better understanding of significant trends related to our financial condition and results of operations. The discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in the 2007 Annual Report, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2007 Annual Report.

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

The Manager has always believed in the cyclical nature of the real estate market and that downturns, such as that which began in the residential area after 2006 and in the commercial real estate market after the third quarter of 2007 are inevitable.  Since the third quarter of 2007, commercial real estate values have fallen for the most part.  In addition, there have been unprecedented dislocations in the credit markets negatively affecting not only mortgage lending but also corporate financing and consumer lending, creating a general lack of liquidity for many financial institutions.

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

As described in the 2007 Annual Report, there are indications that land values have dropped quickly and reached prices at which buyers are prepared to buy and sellers are prepared to sell.  The sales prices have reflected deep discounts to previously stated values.  In our portfolio of land loans and considering valuation from this perspective, we have noted a substantial increase in loan-to-value ratios. In some situations, the amounts owed to us exceed the current collateral values. Furthermore, if we acquire title to the underlying land collateral as a result of foreclosure, it is not our general intent to quickly sell into a depressed market and realize potential losses.  We believe that holding onto land in a depressed market may allow us to realize higher prices if and when the economy and real estate markets, including those for land, stabilize and transaction volumes increase.  Our ability to do so, however, depends on maintaining a continued forbearance from Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) and CMR Income Fund, LLC (“Income Fund”) and our access to funds that are sufficient to keep senior loans current, make other advances to protect our interests, and support our ongoing operations.

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

Net cash used by financing activities totaled $1.9 million in the first six months of 2008 compared to net cash used by financing activities of $11.1 million in the first six months of 2007. The net change of $9.2 million was primarily the result of decreases in distributions to members of $8.7 million and repayments on a note held by a related party of $0.8 million between the first six months of 2007 and the first six months of 2008. The effects of these uses of cash were partially offset by $0.3 million in capital contributions from new and existing members during the first six months of 2007. Cash distributions to members totaled $0.9 million including a $0.3 million reduction in accrued distributions, in the first six months of 2008 compared to $9.7 million in the first six months of 2007.

Investing activities provided cash totaling $1.4 million in the first six months of 2008 compared to cash provided of $1.9 million in the first six months of 2007. The net decrease of $0.5 million resulted from a $5.9 million net increase in loans during the first six months of 2008 compared to the first six months of 2007, partially offset by a $3.1 million decrease in loans from the Manager, a $2.1 net decrease in advances from borrowers in the first six months of 2008 compared to the first six month of 2007 and $0.2 million in proceeds from sale of REO.

Operating activities used cash of $0.3 million in the first six months of 2008, a $5.7 million net decrease from the $5.4 million of cash provided in the first six months of 2007. The decrease between the first six months of 2008 and the first six months of 2007 was comprised of a net decrease in earnings of $23.8 million, an increase of $2.2 million in amounts due from related parties and an increase of $0.9 million in accrued interest receivable, partially offset by a $20.1 million increase in the loan loss provision, an increase of $0.9 million in an impairment loss on amounts due from related party, and an increase of $0.2 million in accounts payable and accrued expenses.  Our cash and cash equivalents amounted to $0.6 million at June 30, 2008, compared to $1.5 million at December 31, 2007, a level insufficient to fund member distributions or to provide for loan payments necessary to prevent foreclosure by senior lien-holders, or otherwise provide for payment of taxes, insurance or other expenses on properties securing our loans. To generate liquidity sufficient to provide for these latter amounts requires that interest be timely collected, that loans be repaid, or that we sell some of our loans or interests in some of our loans and REO, or collect receivables or borrow from the Manager or third parties.

Our significant obligations at June 30, 2008 consisted of our $20.4 million promissory note to Income Fund bearing interest at 8.97% and a $6.0 million senior note bearing interest at 12.5% to which an REO was subject when we foreclosed. See Note 3 of the Condensed Financial Statements.

In addition, at June 30, 2008, outstanding member redemption requests totaled $28.1 million compared to $0.6 million at June 30, 2007.

Currently, we must depend on sales of foreclosed properties and any support we receive as a result of the Contribution Agreement described below to meet cash needs and to continue operations.  The Manager initiated the following actions in response to these unprecedented market conditions to conserve cash and build cash reserves:

•                  Commencing in January 2008, the Manager set monthly distributions at an amount equal to the amount of net income (as compared to the targeted return as was done in prior periods).

•                  On March 31, 2008, the Manager suspended indefinitely monthly cash distributions of net income and members’ redemptions.

•                  On April 11, 2008, David Choo, the sole director of the Manager, executed a Contribution Agreement with the Fund and certain other entities that the Manager manages. Pursuant to the Contribution Agreement, Mr. Choo agreed to use his diligent good faith and best efforts to sell, or cause to be sold, certain properties that he owns or controls and to apply certain of the proceeds for specified purposes, one of which is to contribute or advance funds to the Manager until the obligations of the Manager described below have been satisfied. Contributions from Mr. Choo under the Contribution Agreement are to approximate $6.1 million. From these amounts, the Manager has agreed to use up to $5.0 million of the funds to be received from Mr. Choo to pay notes and other obligations of the Manager to us and other funds managed by the Manager, and all of the Manager’s debts to third parties. The Contribution Agreement also commits the Manager to use at least $1.1 million of the funds to be received from Mr. Choo as an operating reserve to be used solely for the Manager’s operating costs and overhead.

•                  Since the Contribution Agreement was signed, the following events have occurred: (1) proceeds of approximately $1.1 million were contributed or have been committed to the Manager from the sale of two properties listed in the Contribution Agreement, net of $0.4 million that was used to support the real estate property activities which were part of the Contribution Agreement; (2) an additional $0.2 million was contributed to the Manager, including $60,000 of proceeds from the sale of an additional property not listed in the Contribution Agreement (although this was not required by the Contribution Agreement, the proceeds counts toward the future contributions); (3) Mr. Choo affected a sale in the second quarter 2008 of certain other mortgage and real property assets that were not listed in the Contribution Agreement resulting in net cash proceeds of approximately $2.2 million (net of $0.3 million that was withdrawn), of which net proceeds were contributed to the Manager as an advance on and in lieu of the approximately $2.2 million of net proceeds that he later received from the subsequent sales of two other properties that were listed in the Contribution Agreement. The net proceeds from the sales of these latter two properties were then used to pay pre-existing debts of Mr. Choo and were not contributed to the Manager. The sales of various properties listed in the Contribution Agreement have thus far yielded net cash proceeds to Mr. Choo and his affiliates of approximately $3.7 million, of which Mr. Choo has contributed substantially all, totaling approximately $3.5 million as of November 10, 2008 ($2.1 million as of June 30, 2008) to the Manager since the Contribution Agreement was signed. The remaining commitment under the terms of the Contribution Agreement is $2.6 million, which proceeds are to be received if and when the remaining properties are sold.

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

•                  The Manager is negotiating actively with third-party, senior lien holders to forebear and/or reduce payments owing from the borrower.

•                  The Manager sold properties collateralizing the notes owing by the Manager to us at a loss on sale (borne by the Manager) to raise cash for us.  These transactions closed on April 25, 2008 and July 1, 2008 and generated cash totaling $4.4 million for us.

The above actions, taken together have bolstered our cash resources and improved the likelihood of our continuing operations, including our ability to meet the debt service on loans with liens senior to ours, through 2008.  As previously noted elsewhere, we are dependent on the repayment of loan principal and sale of REO to continue operations through 2008 into 2009 and beyond, including eventual resumption of distributions. The Manager has had certain of the collateral securing our loans (with the consent and cooperation of the borrower) and most of our REO listed with nationally recognized and otherwise experienced brokers with strong presence in the applicable local markets and experience with the collateral type (e.g., land held for residential development in Hawaii or land held for commercial development in Southern California).These brokers are diligent and committed to completing a transaction, but caution against forecasting the timing and pricing of a transaction in a historically low-volume market with limited credit financing available.  The dislocations and uncertainty in the capital and real estate markets have created a challenging environment which may continue through 2008 into 2009 and may necessitate further liquidations of assets at sub-optimum prices, particularly if conditions deteriorate further.

Due to unprecedented dislocations in the real estate and capital markets since 2007, including an increase in the number of past due loans and a decrease in the number of loan payoffs experienced by certain of the funds managed by the Manager, the Manager has experienced a significant decrease in cash flows and has limited cash resources.  While the funds that the Manager manages do continue to accrue and collect interest on a portion of their loan portfolios, receive payoffs on loan balances owed and receive proceeds from the sale of real estate acquired through foreclosure, thereby allowing the Manager to collect servicing and asset management fees, those cash flows may not be sufficient to fund the Manager’s operations as they become due. The Manager generated additional cash from the collection of principal, advances, and interest on its loans, the sale of its REO it acquired through foreclosure and from contributions from its sole director. Furthermore, the Fund cannot be sure that additional sales of properties under the Contribution Agreement will be made on a timely basis. While these collection, sale and contribution actions improve the likelihood of the Manager continuing its operations, the limited cash resources compared to the operating and debt service requirements of the Manager raise substantial doubt about the Manager’s ability to continue as a going concern. Should the Manager be unable to continue to serve as Manager to the Fund, the Fund may incur additional expenses to find a replacement manager and to support the operational needs of the Fund. While potential replacement managers exist within the marketplace, their capacity or willingness to serve as the Fund’s manager is unknown. A change in the manager may impact negatively the operating results of the Fund and the cash available for distribution. In the event that the operations or cash position of the Fund deteriorate significantly, the Fund may need to liquidate loans and REO in order to keep senior lien positions current or forestall the foreclosure of properties serving as collateral on the Fund’s junior liens.

Results of Operations

Set forth below are summaries of our financial results for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30, 2008	Percent of Revenues, net	Three Months Ended June 30, 2007	Percent of Revenues, net
Revenues:
Interest income:
Interest on loans	$1,136,897	113.6%	$2,581,141	99.7%
Interest on notes receivable – related party	264,793	26.5	—	—
Interest on advances to borrowers	(103,788)	(10.4)	165,996	6.4
Other interest income	244,985	24.5	201,757	7.8
Total interest income	1,542,887	154.1	2,948,894	113.9
Less: Loan servicing fees	541,859	54.1	360,959	13.9
Total interest income, net of servicing fees	1,001,028	100.0	2,587,935	100.0
Loss on sale of real estate owned	(3,674)	(0.4)	—	—
Total revenues, net of servicing fees	997,354	99.6	2,587,935	100.0
Interest expense	474,484	47.4	711,744	27.5
Interest expense – related party	187,500	18.7	—	—
Provision for loan losses	20,829,479	2,080.8	450,315	17.4
Net revenues	(20,494,109)	(2,047.3)	1,425,876	55.1
Operating expenses:
Professional services	1,021,894	102.1	426,024	16.5
Asset management fees	231,262	23.1	242,481	9.4
Allowance for loss on due from related party	900,000	89.9	—	—
Other operating expenses	295,132	29.5	4,777	0.2
Total operating expenses	2,448,288	244.6	673,282	26.0
Net (loss) income	$(22,942,397)	(2,291.9)%	$752,594	29.1%

	Six Months Ended June 30,2008	Percent of Revenues, net	Six Months Ended June 30, 2007	Percent of Revenues, net
Revenues:
Interest income:
Interest on loans	$3,676,875	101.3%	$5,956,411	108.9%
Interest on notes receivable – related party	400,127	11.0	—	—
Interest on advances to borrowers	123,006	3.4	238,632	4.4
Other interest income	443,624	12.2	450,855	8.2
Total interest income	4,643,632	127.9	6,645,898	121.5
Less: Loan servicing fees	1,013,445	27.9	1,176,985	21.5
Total interest income, net of servicing fees	3,630,187	100.0	5,468,913	100.0
Loss on sale of real estate owned	(3,674)	(0.1)	—	—
Total revenues, net of servicing fees	3,626,513	99.9	5,468,913	100.0
Interest expense	1,037,363	28.6	1,522,400	27.8
Interest expense – related party	375,000	10.3	—	—
Provision for loan losses	20,829,479	573.8	675,315	12.3
Net revenues	(18,615,329)	(512.8)	3,271,198	59.8
Operating expenses:
Professional services	1,467,944	40.4	525,814	9.6
Asset management fees	309,781	8.5	493,575	9.0
Allowance for loss on due from related party	900,000	24.8	—	—
Other operating expenses	312,680	8.6	8,228	0.2
Total operating expenses	2,990,405	82.4	1,027,617	18.8
Net (loss) income	$(21,605,734)	(595.2)%	$2,243,581	41.0%

Interest Income, Net of Servicing Fees

Total interest income amounted to 154.1% of total interest income, net of servicing fees in the quarter ended June 30, 2008 and 113.9% in the quarter ended June 30, 2007. Interest income totaled approximately $1.5 million in the quarter ended June 30, 2008, a $1.4 million (47.7%) decrease over the quarter ended June 30, 2007. Total interest income amounted to 127.9% of total interest income, net of servicing fees in the six months ended June 30, 2008 and 121.5% in the six months ended June 30, 2007. Interest income totaled approximately $4.6 million in the six months ended June 30, 2008, a $2.0 million (30.1%) decrease compared to the six months ended June 30, 2007. The decrease in interest income was due to the overall decrease in the level of earning assets due to an increase in both non-accrual loans and REO between both 2008 and 2007 periods. Non-accrual loan principal plus advances and accrued interest averaged $83.4 million in the quarter ended June 30, 2008 and $27.6 million for the quarter ended June 30, 2007, while REO averaged $22.2 million for the quarter ended June 30, 2008 as compared to $2.1 million for the quarter ended June 30, 2007. Non-accrual loan principal plus advances and accrued interest averaged $81.0 million for the six months ended June 30, 2008 and $28.1 million for the six months ended June 30, 2007, while REO averaged $16.4 million for the six months ended June 30, 2008 as compared to $1.2 million for the six months ended June 30, 2007.

The yield on loans and advances for the quarter ended June 30, 2008 was 5.12% on average loans and advances of $101.5 million (loans: $96.3 million plus advances: $5.2 million) compared to 9.40% in the quarter ended June 30, 2007 on average loans and advances of $116.9 million (loans: $114.6 million plus advances: $2.3 million).  The yield on loans and advances in the six months ended June 30, 2008 was 8.05% on average loans and advances of $104.4 million (loans: $99.1 million plus advances: $5.3 million) compared to 10.72% in the six months ended June 30, 2007 on average loans and advances of $115.5 million (loans: $113.7 million plus advances: $1.8 million). The declines of 428 basis points between quarters and 267 basis points between six months periods is primarily attributable to the increases in loans on non-accrual status and REO.

Loan servicing fees increased to approximately $0.5 million in the quarter ended June 30, 2008 (an increase of $0.2 million or 50.1%) from $0.3 million in the quarter ended June 30, 2007. Loan servicing fees decreased to approximately $1.0 million in the first six months of 2008 (a decrease of $0.2 million or 13.9%) from $1.2 million in the first six months of 2007. The decreases were primarily due to the number and amount of loans on non-accrual status in the quarter and six months ended June 30, 2008. Loan servicing fees were 2% of the principal of each loan and were paid as interest income was received.

Interest Expense

During the quarter ended June 30, 2008, interest expense (including related party interest expense) was approximately $0.7 million, no change from the $0.7 million in interest expense for the quarter ended June 30, 2007. The decrease resulted from a $0.2 million decrease in amortization of loan fees, partially offset by a $0.1 million increase in interest expense on the $6.0 million note payable to Fund I, Fund III and others for whom the Manager provides loan servicing secured by our REO. The effective rate of this borrowing was 12.50% at June 30, 2008.  For the six months ended June 30, 2008, interest expense (including related party interest expense) was approximately $1.4 million, a decrease of $0.1 million from the $1.5 million in interest expense for the six months ended June 30, 2007. The decrease resulted from a reduction in loan fee amortization of $0.3 million, a decrease in interest expense of $0.2 million on a $20.4 million note payable to Income Fund, due to a decline in the one month LIBOR interest rate. The effective rate of this borrowing was 9.53% during the first six months of 2008, as compared to 11.95% during the first six months of 2007. Partially offsetting these decreases was a $0.4 million increase in interest as a result of the $6.0 million note payable being assumed in connection with a REO foreclosure in June, 2007.

Provision for Loan Losses

The provision for loan losses increased by $20.4 million to $20.8 million in the quarter ended June 30, 2008 compared to $0.4 million for the quarter ended June 30, 2007. For the six months ended June 30, 2008, the provision for loan losses increased by $20.2 million compared to the same period in 2007.  The increases were due to the decline in real estate property values which secure the loan portfolio.

Operating Expenses

Operating expenses increased $1.8 million in the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. The increase primarily resulted from a $0.9 million impairment on the receivable balance due from the Manager, increases of $0.6 million in professional services due to increases in both legal and accounting fees associated with the 2007 Annual Report, SEC inquiry, and compliance related matters, and $0.3 million in expenses associated with senior lien payments to entities not affiliated with the Manager.

Operating expenses increased $2.0 million in the first six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase consisted of the $0.9 million impairment on the receivable balance due from the Manager, a $0.9 million increase in professional services and a $0.5 million increase in expenses associated with senior lien payments to entities not affiliated with the Manager and other operating expenses, partially offset by a $0.2 million decrease in asset management fees resulting from the Manager’s forgoing of these fees in the first two months of 2008.

Net Loss/Income

The net loss for the quarter ended June 30, 2008 was $22.9 million, a decrease of $23.7 million from the $0.8 million net income for the quarter ended June 30, 2007. The decrease in net income resulted from a $20.4 million increase in the loan loss provision, a $1.4 million decrease in total interest income, a $0.6 million increase in professional services expenses, a $1.3 million increase in other operating expenses, primarily related to the $0.9 million allowance on the receivable from the Manager and expenses associated with senior lien payments to entities not affiliated with the Manager and a $0.2 million increase in loan servicing fees between the quarter ended June 30,

2007 and the quarter ended June 30, 2008, partially offset by a $0.1 million decrease in interest expense.  For the first six months of 2008, the net loss was $21.6 million, a decrease of $23.8 million from the net income of $2.2 million for the first six months of 2007. The decrease in net income resulted from a $20.2 million increase in the loan loss provision, a $2.0 million decrease in total interest income, a $1.0 million increase in professional services expenses, a $1.3 million increase in other operating expenses, partially offset by a $0.2 reduction in loan servicing fees, a $0.2 million reduction in asset management fees, and a $0.1 decrease in interest expense.

Lending Capacity and Assets

Our lending capacity at June 30, 2008 was $73.0 million (members’ capital of $65.5 million and notes and other payables of $35.7 million, less pending redemptions of $28.1 million), nearly all of which had already been loaned. Cash and equivalents ($0.6 million), loans and notes receivable ($69.7 million), advances ($4.8 million), and REO ($23.1 million) were $98.3 million or 134.5% of available capacity. The lending capacity at June 30, 2007 was $119.3 million (members’ capital of $92.2 million and note payable of $27.7 million, less pending redemptions of $0.6 million), nearly all of which had already been loaned. Cash and equivalents ($0.4 million), loans ($111.0 million) and advances ($2.2 million) were $113.6 million or 95.2% of available capacity.  We are no longer accepting new members at this time.  Future lending capacity, if any, will come from reinvestment of earnings, if any, and additional contributions from existing members and from borrowings.

Loan Portfolio and Asset Quality

As of June 30, 2008 and 2007, our mortgage investments aggregated $94.4 million and $111.0 million, respectively. The average loan and advance balance was $99.3 million as of June 30, 2008 and $116.8 million as of June 30, 2007.

Approximately $66.6 million (71%) and $24.6 million (22%) of the loans we invested in were more than 90 days delinquent in monthly payments as of June 30, 2008 and June 30, 2007, respectively. Of these loans, the amounts attributable to borrowers who filed bankruptcy were approximately $20.4 million (28%) as of June 30, 2008 and $10.9 (10%) as of June 30, 2007. (For financial reporting purposes the Total Outstanding Loan Balance is presented net of the allowance for loan losses and the amounts in trusts for interest reserves and future advances; for purposes of the discussion above it is presented on a gross basis.)

As of June 30, 2008 and 2007, we held the following types of mortgages.

	June 30, 2008	June 30, 2007
Trust Deeds:
First	$11,748,438	$32,128,619
Second	1,668,199	5,178,296
Third	13,791,744	—
Mixed	67,157,399	73,725,000
Total	$94,365,780	$111,031,915

Collateral Type:
Commercial Real Estate	$5,681,379	$17,686,296
Residential Real Estate	194,199	3,100,000
Land Held for Residential Development	88,450,202	90,245,619
Mixed-Use Properties	40,000	—
Total Outstanding Loan Balance	$94,365,780	$111,031,915

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

Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously written off amounts are credited to the allowance for loan losses.  The Manager believes that the allowance for loan losses of $24.6 million at June 30, 2008 was adequate in amount to cover probable losses.

Changes in the allowance for loan losses for the three months ended June 30, 2008 and 2007 were as follows.

	Three Months Ended June 30,
	2008	2007
Balance, beginning of period	$6,309,000	$909,845
Provision charged to operations	20,829,479	450,315
Losses charged to allowance	(2,491,868)	—
Balance, end of period	$24,646,611	$1,360,160

Mortgage Loan Delinquencies

Delinquent Status (Days)	Outstanding Loan Balance at June 30, 2008	Percent of Total Balance at June 30, 2008	Outstanding Loan Balance at December 31, 2007	Percent of Total Balance at December 31, 2007	Outstanding Loan Balance at June 30, 2007	Percent of Total Balance at June 30, 2007
30 – 59	$—	0%	$—	0%	$—	0%
60 – 89	40,000	nm %	10,254,290	10%	—	0%
90+	66,558,197	71%	21,706,000	21%	24,574,425	22%
Total	$66,598,197	71%	$31,960,290	31%	$24,574,425	22%

The $34,637,907 increase in delinquencies from December 31, 2007 is primarily due to one loan with a principal balance of $48,000,000, and another of $3,257,096, which were current as of December 31, 2007 but are included in the 90+ days delinquent category as of June 30, 2008. One loan for $957,000 that was current on December 31, 2007 was 90+ days delinquent as of June 30, 2008, and another for $40,000 was 60+ days delinquent as of June 30. 2008.

These are offset by two loans with a principal balance of $9,574,290 as of December 31, 2007 which were in the 60-89 days category but had been brought current by a junior note as of June 30, 2008. One loan for $200,000 that was 90+ days delinquent on December 31, 2007 had been brought current as of June 30, 2008, and another for $4,000 was paid off. In addition two loans to the same borrower became REO during the period, resulting in a reduction of 90+ days delinquent principal balance totaling $7,837,899.

Loans ninety days or more past due and still accruing interest:

	As of June 30,
	2008	2007
Number of loans	—	3
Total principal balance	$—	$18,020,000

There were no loans as of June 30, 2008 that were ninety days or more past due and still accruing interest.

Impaired and non-accrual loans:

	As of June 30,
	2008	2007
Number of loans	10	8
Total principal balance plus advances and accrued interest	$72,533,198	$28,348,747
Interest income recognized during the quarter	95,185	641,244
Foregone interest income	2,153,493	214,573
Total principal, advance and accrued interest balance of loans with specific reserves	59,778,963	6,181,425
Specific loan loss reserve	$23,263,611	$805,000

At June 30, 2008 and 2007, all of the impaired and non-accrual loans were in the process of foreclosure. When a loan is placed on non-accrual, the accrual of interest is discontinued, however previously recorded accrued interest is not reversed. Payments received on impaired loans are applied to reduce principal to the extent necessary to ensure collection of principal. Subsequent payments on these loans, and payments received on non-accrual loans for which the ultimate collectability of principal is not in doubt, are applied first to earned but unpaid interest and then to principal. Depending on the borrowers’ ability to bring a loan current through payment, refinancing by a third party or us, and other legal courses of action available to the borrower and us, the foreclosure of properties may be postponed or not completed. At June 30, 2008 and 2007, there were no outstanding commitments to lend additional funds to borrowers whose loans were identified as impaired.

The weighted average balance of principal plus advances and accrued interest of impaired and non-accrual loans during the quarters ended June 30, 2008, and 2007 was $83,411,916 and $27,646,789, respectively. For the six months ended June 30, 2008 and 2007, the weighted average balance of principal plus advances and accrued interest of impaired and nonaccrual loans were $81,019,717 and $28,050,616, respectively.

Subsequent delinquency experience

Since June 30, 2008, delinquencies in our portfolio have increased as shown below.

Delinquent Status (Days)	Outstanding Loan Balance at September 30, 2008	Percent of Total Balance at September 30, 2008	Outstanding Loan Balance at June 30, 2008	Percent of Total Balance at June 30, 2008
30 – 59	$—	0%	$—	0%
60 – 89	—	0%	40,000	nm %
90+	79,645,194	86%	66,558,197	71%
Total	$79,645,194	86%	$66,598,197	71%

Delinquencies within the loan portfolio increased $13.0 million from June 30, 2008 to September 30, 2008.

Real Estate Owned (REO)

2007 Foreclosures: During 2007, we foreclosed on two commercial properties that were loan collateral.  We are holding the first property while actively marketing the property for sale.  We recorded the REO at the net realizable value of the property at the time of foreclosure of $24,340. We are also holding the other property and is funding ongoing entitlement, engineering and other site development work as it actively markets the property for sale. The Manager believes that the fair market value of the property less estimated costs to sell exceeds the carrying value of the REO at June 30, 2008. Our portion of the carrying value of the property at the time of foreclosure was $8,553,935.

Northern California Mixed use Portfolio Loan: On April 9, 2008, the Manager, on our behalf, completed foreclosure sales and acquired 20 of the 22 properties that secured $10,600,000 in loans held by us. This loan was junior to senior debt totaling $17,829,734.  Senior loans of $8,363,020 and $2,098,145 are held by other funds managed by the Manager.  The remaining $7,368,569 represents senior loans held by outside third parties. In June, one of the two remaining properties was lost as a result of foreclosure by the holder of a senior lien, and the borrower on the other property filed bankruptcy. The estimated net realizable value of this remaining property is $579,100, net of $2,183,000 owed to third party senior lien holders.

In June, we sold one of the properties that had been acquired on April 9, 2008 and received $216,757 in net proceeds from the sale, in addition to a note receivable in the amount of $467,000.

Subsequent events

Honolulu Loan:  As of October 31, 2008, we held a $3,257,096 participation interest in a loan with a principal balance of $41,855,381 and bearing interest at a rate of 13% per annum for which the borrower was in default.  The balance of the participation interests are held by other funds managed by the Manager and a limited liability company owned by related and unrelated parties. This loan is a junior portion of a $97,900,000 total loan facility with a $55,000,000 senior position held by an entity unaffiliated with the us or the Manager. The security for the loan is approximately 161 acres of residentially zoned property. The borrower has defaulted on both the senior and our junior note. The Manager has been attempting to negotiate with the holder of the senior participation to assume the debt service payments under the senior participation on a modified payment schedule and to acquire ownership of the collateral. The participants in the loans do not currently have sufficient liquid assets to pay the full amount of past due payments and to assure payment of future payments. Under agreements among the various participating funds, these advances will have a priority repayment position relative to loan principal and interest earned thereon. On March 11, 2008, the Manager made a short-term loan of $1,375,000 to the funds it manages that participate in this loan which enabled them to pay an extension fee of $1,375,000 to the senior lender. The various funds managed by the Manager have paid down the short-term note by $727,471. Our pro rata share of payments made as of October 31, 2008 was $123,447 and its share of the balance owed was $0. The Manager also paid an extension fee of $90,000 to a third party lender participating in the junior note. On October 16, 2008 the senior lender informed the borrower and the Manager of its intent to conduct a UCC foreclosure sale of the membership interests in the borrower on November 20, 2008. Under the co-lender agreement with the senior lender, if the senior lender completes this foreclosure and acquires the membership interest at the foreclosure sale, the junior portion of the loan (and thus our interest) will likely terminate. On November 19, 2008, the fund from which the Fund acquired its participation interest filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The automatic stay of this fund’s bankruptcy has stayed the scheduled UCC foreclosure sale.

California/Arizona Land Portfolio Loan:  As of June 30, 2008, we held two loans with carrying values totaling $54,251,000 and secured by liens of various priorities on three properties.  The estimated value of the total collateral base at June 30, 2008 was $82,050,000 securing total debt of $112,369,000.  Two of the three properties are subject to third party senior debt totaling approximating $39,101,000 at June 30, 2008, which includes the note payable to Income Fund / Wells Fargo Foothill of $20,351,000.  On July 7, 2008, a limited liability company owned by us and other funds managed by the Manager

(specifically organized for the purpose of acquiring the property) acquired the first property at a foreclosure sale conducted on behalf of us. Because the aforementioned limited liability company was unable to make debt service payments to the holder of the third party senior loan and could not reach an agreement with the holder of that note regarding restructuring of their note, the limited liability company was forced to file for Chapter 11 bankruptcy protection on July 16, 2008 to prevent the loss of the collateral to a foreclosure sale being conducted by the senior lender which was scheduled for July 17, 2008. That bankruptcy case is pending as of the date of this filing. On September 16, 2008 we completed a foreclosure sale on the second property. On October 14, 2008, we acquired the third property at a foreclosure sale.

Fremont Loan: On December 30, 2006, we sold to the Manager a property on which it had previously foreclosed with the Manager paying 10% of the purchase price in cash and borrowing the remaining balance from us under a note secured by the property. On July 1, 2008, the Manager sold the property for less than the amount of debt secured by the property, resulting in us holding an unsecured note. The unsecured balance owed to us totaled $670,854 at September 30, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, except for the obligations described above.

Critical Accounting Estimates

Preparation of our financial statements requires the Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience, independent evaluations (such as appraisals of specific properties), market data on real estate and real estate transactions available from public sources, industry and market research and forecasts, discussions with real estate brokers, developers and investors and various other sources and factors we believe to be reasonable and reliable under the circumstances. The Manager periodically reviews our accounting policies and these estimates and assumptions and make adjustments when facts and circumstances dictate. Our accounting policies that are affected by estimates principally relate to the determination of (i) the allowance for loan losses (i.e., the amount of allowance established against loans receivable as an estimate of probable loan losses), including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral, and (ii) the valuation of REO owned through foreclosure.  These policies and their key characteristics are discussed in detail in the 2007 Annual Report.  Different estimates and assumptions in the application of these policies could result in material changes in our financial condition, results of operations, or cash flows and actual results may differ substantially.

Recent Accounting Pronouncements

See Note 2 for further discussion.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.                                                           Controls and Procedures

Evaluation of disclosure controls and procedures.  Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), the principal executive officer and principal financial officer of the Manager have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the Manager, as appropriate to allow timely decisions regarding required disclosure because of material weaknesses identified in our internal control over financial reporting and by virtue of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2007, the immediately prior Quarterly Report and this Quarterly Report on Form 10-Q.  A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a more than reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In our case, the material weaknesses stem from:

•                  Manager personnel in the accounting function do not have the specific, requisite qualifications and training necessary to ensure the financial statements and all necessary disclosures are prepared and included in accordance with generally accepted accounting principles and other SEC reporting requirements.

•                  The Manager monitors property values supporting loan balances and REO by obtaining market information through a variety of sources, including appraisals, current market data, and broker quotations. In certain instances where adjustments were made to property values based on market data or broker quotations, the Manager did not maintain sufficient contemporaneous documentation related to the analysis, considerations and conclusions in support of the adjustments to the property values.

Remediation

The Manager’s limited liquidity and other demands on its resources may make it difficult to eliminate the material weaknesses or otherwise increase our capability to satisfy our periodic and current reporting requirements.

Requisite qualifications and training.  The Manager is not likely to successfully recruit an accounting manager or controller with financial services and/or real estate experience, and with requisite knowledge of and experience with respect to internal control over financial reporting and the reporting requirements under federal securities laws. The market for such individuals is competitive and their compensation often includes stock or stock options which are not available from the Manager.  The difficulty of finding such a candidate is exacerbated by the financial condition of the Manager and the funds it manages. Presently the Manager relies on the collective experience and knowledge of its finance staff with advice and guidance from third party consultants.

Property Valuation.  The Manager continues to implement a formal process to create and maintain supporting documentation for all changes in property values supporting loan balances and REO.

Other. There has been a build-up of leadership and staff capability since July 2006. Operations and accounting have been segregated. An executive with experience in information technology and financial services was recruited and has built an IT team, implemented new core and supporting applications and has improved data management. A separate real estate administration function was created and an executive hired to head it.  Improvements have also been made to the authorization, processing and recordation of transactions. Separate bank accounts are maintained for each entity managed by the Manager and banking operations is a standalone function reporting to the Operations/Information Technology executive.

In addition, three critical core applications – General Ledger, Investor Management and Loan Processing — were identified, and associated operations and processes were designed.  Progress has been made, particularly through the implementation of an industry standard General Ledger system, and a custom-developed Investor Management System, each with associated processes and controls. The conversion to the new general ledger system was completed in July 2007, which streamlined the formal general ledger operations and control function.  Consolidation of loan information into a standard SQLServer database and spreadsheet model contributed to improvements in loan processing controls and financial analysis capabilities. This database supplements the limited capability of an industry-standard software application for loan administration and servicing. Taken together, these sub-ledger applications and databases provide the detailed systems of record that can be reconciled daily to the General Ledger and provide information to support and enhance financial reporting and management information.

Further automation, standardization and simplification in loan systems and processes is continuing throughout 2008 and, if resources are available are expected to continue into 2009.

Changes in internal control over financial reporting. Other than progress in addressing the above mentioned material weakness, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Further, Fund III (a different fund managed by the Manager) had been offering and selling its membership interests during the first quarter of 2008 under a permit issued to it by the California Department of Corporations (the “DOC”) on  January 4, 2008 for the period expiring on January 3, 2009.  Because of the turmoil in the capital markets, including the failure of a major investment bank in mid-March 2008, the concurrent dislocation in the real estate and credit markets as the economic crisis began spreading beyond sub-prime lending, the increasing uncertainty and difficulty in determining the fair value of Fund III’s loan portfolio and REO,  the need to conserve cash and discontinue paying distributions and suspend member redemptions, Fund III ceased accepting new subscriptions as of April 10, 2008. By letter dated November 3, 2008, Fund III had sought to voluntarily surrender the permit, but this action was declined by the DOC in favor of an anticipated summary revocation of the permit by the DOC.

By order dated December 9, 2008, the DOC  summarily suspended Fund III’s permit and seeks to revoke it. The order was accompanied by an accusation alleging that Fund III and the Manager violated terms of the permit by failing to timely provide its members with audited financial statements, a summary report for 2007 and monthly account statements since May 2008.  The accusation also alleges that Fund III and the Manager violated the California Corporate Securities Law by omitting to state certain allegedly material facts in Fund III’s Offering Circular dated January 4, 2008, including the following: (1) that Fund III had already received redemption requests exceeding 10% of Fund III’s aggregate capital and that there was a substantial probability that investors in Fund III would not be able to withdraw their investments during 2008; and (2) that Fund I (a different fund managed by the Manager), had violated certain terms of its own DOC offering permit which expired January 16, 2004, by (i) selling interests to an investor who did not meet the suitability standards imposed by the DOC, and (ii) by investing in a loan that exceeded the geographical and concentration limits applicable to Fund I, which limits are similar to those applicable to Fund III.

As of the date hereof, the DOC has not sought any relief or sanction against either Fund III or the Manager by reason of the matters described in the accusation other than the suspension and revocation of the permit.

Item 1A.                                                  Risk Factors

Not applicable.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.                                                           Defaults Upon Senior Securities

As of June 30, 2008, we were in default for failure to pay at maturity under one promissory note outstanding with a principal amount of $20,199,951 in favor of Income Fund, an affiliate of the Manager, which Income Fund in turn assigned Wells Fargo Foothill.  Accrued interest at that date amounted to $150,816. Our promissory note to Income Fund, as well as the Wells Fargo Foothill loan to Income Fund, matured on June 30, 2007.  The Wells Fargo Foothill loan was renegotiated as of June 30, 2007 to provide for interest only payments and a maturity of August 31, 2007.  Our promissory note to Income Fund was concurrently amended to extend the maturity date until June 30, 2008.  Wells Fargo Foothill and Income Fund entered into a forbearance agreement (and an amendment thereto) in which Wells Fargo Foothill agreed not to exercise remedies until November 30, 2007  The forbearance agreement also increased the interest rate on the loan to LIBOR plus 6.5% (9.64% at June 30, 2008), increasing our payments to Income Fund correspondingly. The Manager subsequently negotiated additional amendments to the promissory notes between Income Fund and Wells Fargo Foothill and between Income Fund and the Fund that were made effective as of July 1, 2008, under which Wells Fargo Foothill and Income Fund, respectively, waived the existing defaults and extended the maturity date until December 31, 2008.

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

CMR Mortgage Fund II, LLC

	By:	California Mortgage and Realty, Inc., its Manager

December 18, 2008	By:	/s/ David Choo
Name: David Choo
Title: President

December 18, 2008	By:	/s/ James Gala
Name: James Gala
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.