Form 10-Q
period 2008-09-30
CMR Mortgage Fund II, LLC
filed 2009-03-25
CIK 1397396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 000-52903

CMR Mortgage Fund II, LLC

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	20-0671528 (I.R.S. Employer Identification No.)

62 First Street, 4th Floor San Francisco, California (Address of principal executive offices)	94105 (Zip Code)

Registrant’s telephone number, including area code:

(415) 974-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☐No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

There is no trading market for the registrant’s membership interests.

PART I.                 FINANCIAL INFORMATION

Item 1.                   Financial Statements

CMR MORTGAGE FUND II, LLC
CONDENSED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Cash and cash equivalents	$1,014,907	$1,458,635
Loans, secured by deeds of trust, net of allowance for loan losses of $33,024,309 as of September 30, 2008 and $6,309,000 as of December 31, 2007	53,296,381	87,474,484
Notes receivable from Manager, partially secured by deeds of trust	4,004,885	8,598,011
Advances to borrowers	4,030,949	5,905,561
Due from related parties, net of reserve for uncollectible amounts of $900,000 as of September 30, 2008, and none as of December 31, 2007	406,775	1,533,247
Real estate owned	19,262,858	8,578,275
Accrued interest receivable and other assets	4,160,595	2,831,203
Total Assets	$86,177,350	$116,379,416
LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Accounts payable	$403,413	$605,681
Accrued expenses	714,243	116,035
Accrued distributions	—	296,225
Due to related parties	753,378	258,118
Other payables and accrued interest - real estate owned	10,413,373	—
Note payable to related party - real estate owned	6,000,000	6,000,000
Note payable and accrued interest to related party	20,351,220	21,395,630
Total Liabilities	38,635,627	28,671,689
Commitments and contingencies
Members’ Capital	47,541,723	87,707,727
Total Liabilities and Members’ Capital	$86,177,350	$116,379,416

The accompanying notes are an integral part of these unaudited condensed financial statements.

CMR MORTGAGE FUND II, LLC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Interest income:
Interest on loans	$176,714	$3,983,006	$3,853,589	$9,939,417
Interest on notes receivable - related party	9,375	—	409,502	—
Interest on advances to borrowers	(4,801)	90,549	118,205	329,181
Other interest income	310,415	(33,652)	754,039	417,203
Total interest income	491,703	4,039,903	5,135,335	10,685,801
Less: Loan servicing fees	(105,293)	789,246	908,152	1,966,231
Total interest income, net of servicing fees	596,996	3,250,657	4,227,183	8,719,570
Loss on sale of real estate owned	—	—	(3,674)	—
Total revenues, net of servicing fees	596,996	3,250,657	4,223,509	8,719,570
Interest expense	498,728	624,451	1,536,091	2,146,851
Interest expense — related party	246,715	187,500	621,715	187,500
Provision for loan losses	10,704,841	1,411,078	31,534,320	2,086,393
Net revenues	(10,853,288)	1,027,628	(29,468,617)	4,298,826
Operating expenses:
Professional services	248,293	144,320	1,716,237	670,134
Asset management fees	177,593	238,144	487,374	731,719
Impairment loss on amounts due from related party	333,548	—	1,233,548	—
Impairment loss on investment in REO	5,485,187	—	5,485,187	—
Other Expenses - REO	337,187	—	431,946	—
Other operating expenses	478,204	11,323	696,125	19,551
Total operating expenses	7,060,012	393,787	10,050,417	1,421,404
Net (loss) income	$(17,913,300)	$633,841	$(39,519,034)	$2,877,422

The accompanying notes are an integral part of these unaudited condensed financial statements.

CMR MORTGAGE FUND II, LLC
STATEMENT OF CHANGES IN MEMBERS’ CAPITAL
For the Nine Months Ended September 30, 2008
(UNAUDITED)

			Members’ Capital
	Units	Members	Unallocated Capital	Total Members’ Capital
Balance January 1, 2008	87,708	$87,707,727	$—	$87,707,727
Net loss	(39,519)		(39,519,034)	(39,519,034)
Allocation of net loss to members		(39,519,034)	39,519,034
Distributions to members	(647)	(646,970)		(646,970)

Balance September 30, 2008	47,542	$47,541,723	$—	$47,541,723

The accompanying notes are an integral part of these unaudited condensed financial statements.

CMR MORTGAGE FUND II, LLC
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(39,519,034)	$2,877,422
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for loan losses	31,534,320	2,086,393
Impairment loss on amounts due from related party	1,233,548	—
Impairment loss on investment in REO	5,485,187	—
Loss on sale of REO	3,674	—
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	(1,329,392)	6,313
Accounts payable and accrued expenses	395,941	181,924
Due from related parties	(107,076)	2,275,587
Due to related parties	432,666	731,797
Net cash (used in) provided by operating activities	(1,870,166)	8,159,436
Cash flows from investing activities:
Proceeds from sale of real estate owned	216,757	—
Investment in REO	(246,668)	—
Net decrease (increase) advances to borrowers	1,874,612	(2,654,233)
Net (increase) decrease in loans	(3,086,377)	5,181,337
Net decrease in notes receivable from Manager	4,593,126	—
Net cash provided by investing activities	3,351,450	2,527,104
Cash flows from financing activities:
Contributions from members	—	299,924
Distributions/redemptions to members	(943,195)	(12,884,177)
Repayment of note payable to related party	(981,817)	(2,094,244)
Net cash used in financing activities	(1,925,012)	(14,678,497)

Net decrease in cash and cash equivalents	(443,728)	(3,991,957)

Cash and cash equivalents at beginning of period	1,458,635	4,138,948
Cash and cash equivalents at end of period	$1,014,907	$146,991

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$2,282,899	$2,164,621
Franchise taxes	$12,590	$12,590
Non-cash investing activities:
Real estate acquired through foreclosure	$6,197,160	$2,578,275
Loans originated in connection with the sale of REO	$467,000	$—
Non-cash financing activities:
Debt assumed REO related party	$—	$6,000,000
Debt assumed REO other	$10,940,942	$—
Debt assumed by purchaser in sale of REO	$527,569	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CMR Mortgage Fund II, LLC
Notes to Condensed Financial Statements (Unaudited)

Note 1:  Organization and General Fund Provisions

CMR Mortgage Fund II, LLC (the “Fund”) is a California limited liability company organized for the purpose of making or investing in business loans secured by deeds of trust and mortgages on real properties—predominately commercial income producing structures or land held by businesses—located primarily in California.  The land can be income producing (e.g., farms, vineyards, parking lots) or may be held for commercial or residential development.  The Fund’s loans are arranged and serviced by its manager, California Mortgage and Realty, Inc., a Delaware corporation (the “Manager”), which is licensed as a California real estate broker and a California finance lender.  In addition, the Fund has the ability to invest in loans that were not originated by the Manager.  The Manager provides certain operating and administrative services to the Fund.  The Manager has complete control of the Fund’s business, subject to the voting rights of the Fund’s members on specified matters and on any other matters which the Manager wishes to submit to a vote.  Neither the Manager nor any of its affiliated entities held any of the Fund’s membership interests at September 30, 2008, December 31, 2007 or September 30, 2007.

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

 The results of operations for the three and nine months ended September 30, 2008, may not be indicative of the results of operations that may be expected for any other interim periods or for the year ending December 31, 2008.

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

The Manager estimates, at least quarterly, the value of the collateral underlying the loans, the value of real estate owned (“REO”), and the related disposal costs.  The estimates are derived from information available in the real estate markets, including similar property, and often require the experience and judgment of third parties, such as commercial real estate brokers and appraisers.  The estimates figure materially in the Manager’s determination of the adequacy of the allowance for loan losses.

Going Concern

The Fund

The Fund’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  Due to unprecedented dislocations in the real estate and capital markets since 2007, the Fund has incurred a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and REO, resulting in a substantial reduction of cash flows.  Substantially all of the Fund’s loans -and loans senior to the Fund’s loans, except in those instances where the Fund is making the payment on the senior debt - are in default.  The Fund’s illiquid position may prevent the Fund from protecting its position with respect to properties/collateral securing these defaulted loans.

At September 30, 2008, $48,000,000 of the Fund’s loan portfolio was pledged as security for a note with an original principal balance of $25,000,000 payable to CMR Income Fund, LLC (“Income Fund”), a related party.  At September 30, 2008, the Fund was in technical default under this loan, resulting in a technical default under Income Fund’s note payable to Wells Fargo Foothill, the lender on a loan to Income Fund, also in the original principal amount of $25,000,000.  The carrying amount of the Fund’s note payable to Income Fund includes principal of $20,199,951 and accrued unpaid interest of $151,269.  While in default, the Fund continued to make monthly interest payments of approximately $155,000.  The Manager subsequently negotiated amendments to the promissory notes between Income Fund and Wells Fargo Foothill and between Income Fund and the Fund that were made effective as of July 1, 2008, under which Wells Fargo Foothill and Income Fund, respectively, waived the existing defaults and extended the maturity date until December 31, 2008.  While no agreement to waive any existing defaults and to extend the maturity is in place, the Fund continues to make the monthly interest payments.  Wells Fargo Foothill indicated that it will not enter into a new, fourth amendment to the promissory notes at this time, and has sent a Notice of Reservation of Rights and Remedies.  No further actions are pending at this time.

In March 2008, the Fund began making debt service payments on the senior debt related to the collateral that secures the Fund’s $3,043,447 participation in a $42,900,000 subordinated loan made by a fund managed by the Manager following the borrower’s default on the senior and subordinate loans.  Due to liquidity issues in the various funds managed by the Manager, it has become necessary from time to time for one participant to pay more than its pro rata share of the senior debt service.  Through September 30, 2008, the Fund has made payments totaling $328,399 compared to its pro rata share of $129,735 relating to this obligation.  Under an agreement among the various participating funds, these advances will have a priority repayment position relative to loan principal and accrued interest.  On October 16, 2008 the senior lender informed the borrower and the Manager of its intent to conduct a UCC foreclosure sale of the membership interests in the borrower on November 20, 2008.  Under the co-lender agreement with the senior lender, if the senior lender completes this foreclosure and acquires the membership interest at the foreclosure sale, the junior portion of the loan (and thus our interest) likely will terminate.  On November 19, 2008, the fund from which we acquired our participation interest filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  The automatic stay of this fund’s bankruptcy has stayed the scheduled UCC foreclosure sale.  In response, the senior lender filed a motion for relief from stay.  On February 6, 2009, the bankruptcy court issued an order and memorandum, granting the first lien holder a relief from stay, which permits the holder to proceed to foreclosure sale on the property.  The first lien holder is constrained by the court’s order from disposing of the property until litigation pending in this matter is resolved.  The first lien holder is now seeking to amend the order to be allowed to foreclose on the membership interests.  A hearing on the motion is set for March 20, 2009.  The Fund is pursuing the defense of its lien and other remedies, including litigation against the first lien holder, vigorously.   Due to the uncertainty associated with the outcome of the pending legal matters — particularly the security interest of the junior lien holder, the Fund recorded a specific reserve in its Allowance for Loan Losses, as of June 30, 2008 — sufficient to offset its investment in the note secured by the second deed of trust.

On April 9, 2008, the Manager, on behalf of the Fund and three other funds it manages, foreclosed on 20 of 22 properties which comprised approximately $16,095,000, or 85% of the $18,857,100 total collateral securing three junior loans owned by the funds.  The total amount of junior debt secured by these properties, including principal, advances, and accrued interest was approximately $21,858,000, including approximately $11,113,000 owed to the Fund.  The senior liens, which are held by outside third parties, total approximately $7,368,569 and bear interest at an effective average interest rate of approximately 8.0%.  In order to fully maintain its junior lien security interests, the funds are obligated to keep the senior liens current until these properties are sold.  The pro rata share of this debt service of the Fund is approximately $30,000 per month.

The Fund does not have sufficient funds to satisfy its obligations or repay all the outstanding principal balances of the senior debt as they become due, which would allow the senior debt holders to foreclose on the underlying collateral and effectively eliminate the Fund’s equity therein.  At this time the primary source of cash generated by the Fund is from the sale of REO.  These events have raised substantial doubt about the Fund’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties, except where in the normal course of business,  the senior lien holder initiated the foreclosure sale.

The Manager initiated the following actions in response to these unprecedented market conditions to conserve cash and build cash reserves:

a)     Commencing in January 2008, the Manager set monthly distributions at an amount equal to the amount of net income (as compared to the targeted return as was done in prior periods).

b)    As of March 31, 2008, the Manager suspended indefinitely monthly cash distributions of net income and members’ redemption requests.  As of September 30, 2008 and December 31, 2008, outstanding member redemption requests totaled $20,785,090 and $21,113,579 respectively.

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

d)    Since the Contribution Agreement was signed, the following events have occurred: (1) proceeds of approximately $1,102,000 were contributed or have been committed to the Manager from the sale of two properties listed in the Contribution Agreement, net of $375,000 that was used to support the real estate property activities which were part of the Contribution Agreement; (2) an additional $431,000 was contributed to the Manager, including $60,000 of proceeds from the sale of an additional property not listed in the Contribution Agreement (although this was not required by the Contribution Agreement the proceeds counts toward the future contributions); (3) Mr. Choo affected a sale in the second quarter 2008 of certain other mortgage and real property assets that were not listed in the Contribution Agreement, resulting in net cash proceeds of approximately $2,023,000 (net of $499,000 that was withdrawn), which net proceeds were contributed to the Manager as an advance on and in lieu of the approximately $2,235,000 of net proceeds that he later received from the subsequent sales of two other properties that were listed in the Contribution Agreement.  The net proceeds from the sales of these latter two properties were then used to pay pre-existing debts of Mr. Choo and were not contributed to the Manager.  The sales of various properties listed in the Contribution Agreement have thus far yielded net cash proceeds to Mr. Choo and his affiliates of approximately $3,712,000, of which Mr. Choo has contributed substantially all, totaling approximately $3,555,000 as of December 31, 2008 ($2,517,000 as of September 30, 2008) to the Manager since the Contribution Agreement was signed.  The remaining commitment under the terms of the Contribution Agreement is $2,545,000, which proceeds are to be received if and when the remaining properties are sold.

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

f)     The Manager is, and has been, negotiating actively with third-party senior lien holders to forebear and/or reduce payments due from the borrower.  Further, on November 19, 2008, CMR Mortgage Fund LLC (“Fund I”, a different fund managed by the Manager) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  This action was taken in response to an October 16, 2008 notification from the senior lender which holds the senior $55,000,000 interest in a $97,000,000 loan facility that it was going to conduct a UCC foreclosure sale on November 20, 2008 of the membership interests in the borrower on which Fund I held the junior participation of the loan.  Fund I believed its bankruptcy filing would stay the UCC foreclosure sale.  In response, the senior lender filed a motion for relief from stay.  Concurrent with the bankruptcy filing, Fund I filed an adversary proceeding against the senior lender and other interested parties to the property securing the $97,000,000 loan, complaining for breach of contract, breach of fiduciary duty, negligence, waste, aiding and abetting, declaratory relief, reformation, equitable estoppels and equitable subordination.  As of the date hereof, this matter has not been heard by the court On February 6, 2009, the bankruptcy court issued an order and memorandum, granting the first lien holder a relief from stay, which permits the holder to proceed to foreclosure sale on the property.  The first lien holder is constrained by the court’s order from disposing of the property until the litigation pending in this matter is resolved.  The first lien holder is now seeking to amend the order to be allowed to foreclose on the membership interests.  A hearing on the motion is set for March 20, 2009.  The Fund is pursuing the defense of its lien and other remedies, including the litigation against the first lien holder, vigorously.

g)    The Manager sold properties collateralizing the notes owing by the Manager to the Fund with a loss on sale (borne by the Manager) to raise cash for the Fund.  These transactions closed on April 25, 2008 and July 1, 2008 and generated cash totaling $4,363,068 for the Fund.

The above actions, taken together, bolstered the Fund’s cash resources and improved the likelihood of continued operations by the Fund, including the ability to pay the debt service to some but not all senior lien holders.  However, the Fund is dependent on the repayment of loan principal and sale of REO to continue operations throughout 2009 and beyond.  The Manager has had certain of the collateral securing the Fund’s loans (with the consent and cooperation of the borrower), and most of the Fund’s REO listed with nationally recognized and otherwise experienced brokers with strong presence in the applicable local markets and experience with the collateral type.  These brokers are diligent and committed to completing a transaction, but caution against forecasting the timing and pricing of a transaction in a historically low-volume market with limited, if any credit financing available.  The dislocations and uncertainty in the real estate and capital markets have created a challenging environment which may continue through 2009 and into 2010 and will necessitate further sales of assets at sub-optimum prices.

The Fund’s Manager

Due to unprecedented dislocations in the real estate and capital markets since 2007, including an increase in the number of past due loans and a decrease in the number of loan payoffs experienced by certain of the funds managed by the Manager, the Manager experienced significant decreases in cash flows and has limited cash resources.  While the funds that the Manager manages do continue to receive proceeds from the sale of real estate acquired through foreclosure, thereby allowing the Manager to collect asset management fees, those cash flows are not sufficient to fund the Manager’s operating expenses as they become due.  The Manager generated additional cash from the collection of principal, advances, and interest on its loans, the sale of its REO it acquired through foreclosure and from contributions under the Contribution Agreement in 2008.  However, the Fund cannot be sure that additional sales of properties under the Contribution Agreement will occur on a timely basis.  The Manager reduced staffing by more than half (some of which was planned as new systems/technology were launched into operations and accounting), lowered salaries, and is minimizing costs.  Further reductions in staffing are contemplated by the sole director of the Manager.  These will further constrain the Manager’s capabilities.  (CEO and CFO James Gala was notified that his position(s) is to be eliminated, and his  employment is not expected to extend beyond March 31, 2009.)  In March 2009 the Manager was notified that the investors/members of First Street Commercial Mortgage Fund, LLC (“First Street”) had appointed a successor manager to replace the Manager.  The Manager has not been notified of its termination as servicer under the Loan Purchase and Equity Interest Agreement (the “Servicing Agreement”) under which First Street acquired its interests in loans.  Under the Servicing Agreement and applicable law, after an event of default, the majority in interest of co-owners of a loan may control the actions to be taken with respect to such loans.  While REO sales and contribution actions would improve the likelihood of the Manager continuing its operations, the limited cash resources compared to the operating and debt service requirements of the Manager raise substantial doubt about the Manager’s ability to continue as a going concern.  Should the Manager be unable to continue to serve as Manager to the Fund, the Fund may incur additional expenses to find a replacement manager and to support the operational needs, including regulatory filings, of the Fund.  While potential replacement managers exist within the marketplace, their capacity or willingness to serve as the Fund’s manager is unknown.  A change in the manager may further impact negatively the operating results of the Fund and the cash available for distribution.  The Fund may need to continue accepting sub-optimum prices to facilitate sales of REO in order to keep senior lien positions current or forestall the foreclosure of properties serving as collateral on the Fund’s junior liens.

Note 2:  Summary of Significant Accounting Policies - Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Fund adopted SFAS 157 on January 1, 2008.  The adoption did not have a material impact to the Fund’s financial position or results of operations or cash flows.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS 157-3”).  The FSP clarifies the application of SFAS 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Fund is subject to the provision of the FSP effective June 30, 2008.  The implementation of FSP SFAS 157-3 did not affect the Funds fair value measurement.

Fair Value Accounting

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

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  The provisions of SFAS 162 did not have a material impact on the Fund’s financial statements.

Note 3:  Related Party Transactions

The Manager is responsible for all management decisions related to the operations and investments of the Fund.  In accordance with the Operating Agreement and other loan servicing agreements with the Fund, the Manager is entitled to receive fees for the various services it provides and to be reimbursed for certain costs incurred on behalf of the Fund.  The Manager may also, at its sole discretion, agree to forego the fees for services and expense reimbursements otherwise due and payable from the Fund.  When the Manager agrees to forego these items, the Manager may collect additional fees and reimbursements, limited to the amount previously foregone, in subsequent years if and only if the rate of return of the Fund is in excess of 8.0% and limited each year to the amount in excess of that return.  The Manager elected to forego $155,704 in asset management fees in the quarter ended March 31, 2008, but did not elect to forgo any fees during the quarters ended June 30 and September 30, 2008.  The Manager did not forego any fees or reimbursements during the nine months ended September 30, 2007.

Loan Servicing Fees

The Manager is entitled to receive a monthly fee for loan servicing of up to 2% per annum (1/12th of 2% per month) of the outstanding principal balance of each loan.  The fee is payable monthly as the Fund receives interest payments from borrowers.  The Manager may at its sole discretion, agree to forego loan servicing fees otherwise due and payable from the Fund.  Loan servicing fees for the quarters ended September 30, 2008 and 2007 were $(105,293) and $789,246, respectively.  For the nine months ended September 30, 2008 and 2007, loan servicing fees were $908,152 and $1,966,231, respectively.

Asset Management Fees

The Manager is entitled to receive a monthly fee for management services provided to the Fund equal to 1% per annum (1/12th of 1% per month) of net assets under management, which is payable on the last day of the month.  Net assets, as defined by the Fund’s Operating Agreement, is equal to total members’ capital as of the first day of the month.  The Manager may, at its sole discretion, agree to forego asset management fees otherwise due and payable from the Fund.  Asset management fees for the quarters ended September 30, 2008 and 2007 were $177,593 and $238,144, respectively.  For the nine months ended September 30, 2008 and 2007, asset management fees were $487,374 and $731,719, respectively.  The Manager elected to forego $155,704 in asset management fees in the quarter ended March 31, 2008, but did not elect to forgo any asset management fees during the quarters ended June 30 and September 30, 2008.  The Manager did not forego any asset management fees during the nine months ended September 30, 2007.

Operating Expenses

The Manager may be reimbursed by the Fund for any operating expenses and other costs it incurs on behalf of the Fund.  The Manager may also, at its sole discretion, agree to forego operating expense reimbursement otherwise due and payable from the Fund or absorb the expenses itself.  The Manager neither absorbed nor was reimbursed for operating expenses in the quarters ended September 30, 2008 and September 30, 2007, or the nine months ended September 30, 2007.  The Manager absorbed $45,621 in Fund operating expenses in the nine months ended September 30, 2008.

Note Receivable From Manager Secured By Deeds of Trust

The Manager may take other actions in order to support the returns on the Fund.  On December 31, 2007, the Manager took such action and purchased the principal, advance, and accrued interest on three nonaccrual loans from the Fund for a total of $7,525,777.  The Manager made a cash payment to the Fund of $1,279,590 and issued a note receivable from the Manager to the Fund in the amount of $6,246,187 and agreed to make monthly interest payments to the Fund at the original interest rates on the loans.  The Manager also at December 31, 2007, made an additional $600,000 cash payment on an REO that was purchased by the Manager from the Fund on December 30, 2006, which allowed the Fund to recognize a deferred gain of $1,263,195.  During April 2008, the Manager sold one of the loans in which the Fund held a $3,103,573 note receivable from the Manager.  The result of that sale left an unsecured receivable of $194,199 from the Manager at September 30, 2008, which was paid in October 2008.  On July 1, 2008, the Manager sold the other property for less than the amount of debt secured by the property, resulting in the Fund holding an unsecured note.  The unsecured balance owed to the Fund totaled $670,854 at September 30, 2008.  Beginning on October 1, 2008, the Manager was in default on the cash payments to the Fund on the note receivable from the Manager, due to the illiquidity of the Manager.

Lending Arrangements

At September 30, 2008, there was an outstanding balance of $2,124,278 on a loan to the Manager used to purchase real estate held for sale from the Fund and a remaining balance of $3,336,813 on a loan to the Manager used to purchase certain impaired loans from the Fund.  In addition, $9,324,632 of other payables and accrued interest related to senior liens on REO held by the Fund were payable to other funds managed by the Manager.

Borrowing Arrangements

In 2006, as discussed in Note 1, the Fund originated a $48,000,000 loan secured by deeds of trust (see Note 4 and 9).  As part of this transaction, the Fund invested $23,000,000 of its own capital in the loan, and also entered into an agreement with Income Fund, a related party, to borrow $25,000,000 secured by the Fund’s interest in the loan and all properties securing the loan.  At September 30, 2008, the related party loan payable and accrued interest due was $20,351,220.  In conjunction with the loan, costs of $419,570 were deferred.  Amortization of $23,183 and $208,003 of this amount was recorded in the three and nine months ended September 30, 2007, with the remaining balance of the deferred costs fully amortized in 2007.  The Fund was in technical default on this indebtedness as of September 30, 2008 resulting in a technical default under Income Fund’s note to Wells Fargo Foothill, the lender.  While in default, the Fund continued to make monthly interest payments of approximately $155,000.  The Manager subsequently negotiated amendments to the promissory notes between Income Fund and Wells Fargo Foothill and between Income Fund and the Fund that were made effective as of July 1, 2008, under which Wells Fargo Foothill and Income Fund, respectively, waived the existing defaults and extended the maturity date until December 31, 2008.  While no agreement to waive any existing defaults and to extend the maturity is in place, the Fund continues to make the monthly interest payments.  Wells Fargo Foothill indicated that it will not enter into a new, fourth amendment to the promissory notes at this time, and has sent a Notice of Reservation of Rights and Remedies.  No further actions are pending at this time.

As of the end of October 2008, the Fund had acquired through foreclosure, interests in three properties related to two loans with a total carrying value of approximately $38,685,000 as of September 30, 2008.  One of those properties is encumbered by the deed of trust used to secure the Income Fund and Wells Fargo Foothill note, which combined with accrued interest, had a balance of $20,351,220 at September 30, 2008.

Note 4:  Loans Secured by Deeds of Trust, Concentrations and Characteristics

All of the Fund’s loans are fixed rate loans with interest rates that ranged from 12.5% to 13.95% at September 30, 2008 and at December 31, 2007.

Concentrations of Credit Risk

While the Manager may consider the income level and general creditworthiness of a borrower to determine a borrower’s ability to repay the loan according to its terms, such considerations are typically subordinate to a determination that the value of secured collateral will provide a sufficient source of funds for loan repayment.  When a loan is collateralized by multiple property types, the loan is categorized as Mixed use properties.  A significant portion of the Fund’s loans are secured by two or more real estate parcels, which may be secured by differing positions for the deeds of trust.  When the collateral deed trust types are different for a loan (e.g., secured by a combination of first, second and/or third trust deeds), the loan is categorized as mixed.  The Fund’s loan portfolio as of September 30, 2008 and December 31, 2007 had the following characteristics:

Loan Portfolio in Dollars as of September 30, 2008:

	Trust Deeds
	First	Second	Third	Mixed	Totals
Commercial real estate	$670,145	$477,000	$—	$3,080,101	$4,227,246
Residential real estate	—	194,199	—	—	194,199
Improved and unimproved land	9,622,087	957,000	13,791,744	61,493,298	85,864,129
Mixed use properties	—	40,000	—	—	40,000
Total(1)	$10,292,232	$1,668,199	$13,791,744	$64,573,399	$90,325,574

Loan Portfolio in Dollars as of December 31, 2007:

	Trust Deeds
	First	Second	Third	Mixed	Totals
Commercial real estate	$2,351,824	$10,000	$—	$11,998,000	$14,359,824
Residential real estate	—	3,103,573	—	—	3,103,573
Improved and unimproved land	9,291,064	957,000	13,791,744	60,838,290	84,878,098
Mixed use Properties	—	40,000	—	—	40,000
Total	$11,642,888	$4,110,573	$13,791,744	$72,836,290	$102,381,495

Number of Loans in the Portfolio as of September 30, 2008 and December 31, 2007:

	September 30, 2008					December 31, 2007
	Trust Deeds					Trust Deeds
	First	Second	Third	Mixed	Totals	First	Second	Third	Mixed	Totals
Commercial real estate	1	2	—	3	6	1	1	—	3	5
Residential real estate	—	1	—	—	1	—	2	—	1	3
Improved and unimproved land	4	1	2	5	12	5	1	2	5	13
Mixed use Properties	—	1	—	—	1	—	1	—	—	1
Total(2)	5	5	2	8	20	6	5	2	9	22

Schedule of Maturities as of September 30, 2008:

	First	Second	Third	Mixed	Totals
September 30,
2008	$—	$957,000	$8,000,000	$3,080,101	$12,037,101
2009	3,224,450	10,000	5,791,744	61,398,298	70,424,492
2010	6,397,637	661,199	—	95,000	7,153,836
2011	—	40,000	—	—	40,000
2012+	670,145	—	—	—	670,145
Total(1)	$10,292,232	$1,668,199	$13,791,744	$64,573,399	$90,325,574

Schedule of Maturities as of December 31, 2007:

	First	Second	Third	Mixed	Totals
December 31,
2008	$—	$957,000	$8,000,000	$10,918,000	$19,875,000
2009	3,224,450	10,000	5,791,744	60,838,290	69,864,484
2010	6,062,614	3,103,573	—	1,080,000	10,246,187
2011	4,000	40,000	—	—	44,000
Total(1),(3)	$9,291,064	$4,110,573	$13,791,744	$72,836,290	$100,029,671

Number of Loans in the Portfolio by Maturity Date as of September 30, 2008 and December 31, 2007:

	September 30, 2008					December 31, 2007
	First	Second	Third	Mixed	Totals	First	Second	Third	Mixed	Totals
2008	—	1	1	3	5	—	1	1	3	5
2009	2	1	1	4	8	2	1	1	5	9
2010	2	2	—	1	5	2	2	—	1	5
2011	—	1	—	—	1	1	—	—	1	2
2012+	1	—	—	—	1	—	—	—	—	—
Total(2)	5	5	2	8	20	5	4	2	10	21

Loan Portfolio Summarized by Quartile as of September 30, 2008 and December 31, 2007:

	September 30, 2008				December 31, 2007
Quartile	Count	Total	Average	Percent of Total	Count	Total	Average	Percent of Total
1	5	$339,199	$67,840	0%	6	$1,172,000	$195,333	1%
2	5	2,335,145	467,029	3%	6	8,172,397	1,362,066	8%
3	5	11,303,392	2,260,678	13%	5	14,240,364	2,848,073	14%
4	5	76,347,838	15,269,568	84%	5	78,796,734	15,759,347	77%
Total(1)	20	$90,325,574	$4,516,279	100%	22	$102,381,495	$4,653,704	100%

(1)Includes notes receivable from the Manager totaling $4,004,885 and $8,598,011 as of September 30, 2008 and December 31,2007, respectively.

(2)Includes three loans to the Manager as of September 30, 2008 and as of December 31, 2007.  Excluded from the table is one first trust deed loan to the Manager for $2,351,824 that matures in 2032.

It is the Fund’s experience that loans may not be repaid or refinanced in accordance with contractual maturity date of the note; therefore the above tabulation of scheduled maturities should not be used as a forecast of future cash receipts.

Loans vary by size and over time the mix in the portfolio changes.  The number of loans in the portfolio and the outstanding balances of total loans at September 30, 2008 have decreased from December 31, 2007.  The largest quartile of loans increased by seven percentage points from 77% as of December 31, 2007 to 84% at September 30, 2008.  Expressed as average dollar size of loans and due to the decrease in loans, the largest quartile decreased by $489,779 from $15,759,347 as of December 31, 2007 to $15,269,568 as of September 30, 2008.

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

Because the terms of the original Wells Fargo Foothill Loan required monthly payments of interest and amortized principal, the original loan balance of the loan decreased.  As a consequence of the additional loans and the reduced principal balance of the Wells Fargo Foothill Loan (which increased the carrying value of the Fund’s investment in the loan to $30,384,049), and the overall reduction in the level of capital to $47,541,723 at September 30, 2008, the amount of funds invested in loans to this borrower secured by the same property totaled 63.91% of total capital at September 30, 2008.  The percentage of the Fund’s total capital that this investment represents may continue to grow if additional advances are made to this borrower or if the Fund’s capital is further reduced.

Note 5:  Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	As of September 30,
	2008	2007

Balance, beginning of period	$6,309,000	$684,845
Provision charged to operations	31,534,320	2,086,393
Losses charged to allowance	(4,819,011)	—
Balance, end of period	$33,024,309	$2,771,238

Loans ninety days or more past due and still accruing interest:

	As of September 30, 2008	As of September 30, 2007

Number of loans	—	3
Total principal balance	$—	$18,020,000

Impaired and nonaccrual loans:

	As of September 30,
	2008	2007
Number of loans	14	11
Total principal balance plus advances and accrued interest	$88,416,901	$32,570,224
Interest income recognized during the quarter	109,267	430,977
Foregone interest income	2,564,263	574,542
Total principal, advance and accrued interest of loans with specific reserves	73,232,416	6,181,425
Specific loan loss reserve	$31,641,309	$2,257,000

At September 30, 2008 and 2007, all impaired and non-accrual loans were in the process of foreclosure.  When a loan is placed on nonaccrual status, the accrual of interest is discontinued; however, previously recorded accrued interest is not reversed.  Payments received on impaired loans are applied to reduce principal to the extent necessary to ensure collection of principal.  Subsequent payments on these loans, and payments received on nonaccrual loans for which the ultimate collectability of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.  Depending on the borrowers’ ability to bring a loan current through payment, refinancing by a third party or the Fund, and other legal courses of action available to the borrower and the Fund, the foreclosure of properties may be postponed or not completed.  At September 30, 2008 and 2007, there were no outstanding commitments to lend additional funds to borrowers whose loans were identified as impaired.

The weighted average balance of principal plus advances and accrued interest of impaired and nonaccrual loans during the quarters ended September 30, 2008, and 2007 was $87,651,467 and $32,299,995, respectively.  For the nine months ended September 30, 2008 and 2007, the weighted average balance of principal plus advances and accrued interest of impaired and nonaccrual loans was $83,830,674 and $29,467,076, respectively.

Note 6:  Real Estate Owned

During 2007, the Fund foreclosed on two commercial properties that were loan collateral.  It is holding the first property while actively marketing the property for sale.  The Fund recorded the REO at the net realizable value of the property at the time of foreclosure of $24,340.  The Fund is also holding the other property and is funding ongoing entitlement, engineering and other site development work as it actively markets the property for sale.  The

Manager believes that the fair market value of this other property less estimated costs to sell exceeds the carrying value of the REO at September 30, 2008.  The Fund’s portion of the carrying value of the property at the time of foreclosure was $8,553,935.

On April 9, 2008, the Manager, on the Fund’s behalf, completed foreclosure sales and acquired 20 of the 22 properties that secured $10,600,000 in loans held by the Fund.  These loans were junior to senior debt totaling $17,829,734.  Senior loans of $8,363,020 and $2,098,145 are held by other funds managed by the Manager.  The remaining $7,368,569 represents senior loans held by outside third parties.  In June 2008, one of the two remaining properties was lost as a result of foreclosure by the holder of a senior lien, and the borrower on the other property filed bankruptcy.  The estimated net realizable value of this remaining property is $536,792, net of $2,225,308 owed to third party senior lien holders.

In June 2008, the Fund sold one of the properties that had been acquired on April 9, 2008 and received $216,757 in net proceeds from the sale, in addition to a note in the amount of $467,000.

As of September 30, 2008, the Fund held one loan with a carrying value totaling $50,081,199 and secured by liens of various priorities on three properties.  The estimated value of the total collateral base at September 30, 2008 was $82,050,000 securing total debt of $112,369,000.  Two of the three properties were subject to third party senior debt totaling approximating $39,101,000 at September 30, 2008, which includes the note payable to Income Fund/Wells Fargo Foothill of $20,351,000.  On July 7, 2008, a limited liability company owned by the Fund and other funds managed by the Manager (specifically organized for the purpose of acquiring the property) acquired the first property at a foreclosure sale conducted on behalf of the Fund.  Because the aforementioned limited liability company was unable to make debt service payments to the holder of the third party senior loan and could not reach an agreement with the holder of that note regarding restructuring of their note, the limited liability company was forced to file for Chapter 11 bankruptcy protection on July 16, 2008 to prevent the loss of the collateral to a foreclosure sale being conducted by the senior lender which was scheduled for July 17, 2008.  That bankruptcy case is pending as of the date of this filing.  On September 16, 2008, the Fund completed a foreclosure sale on the second property.  On October 14, 2008, Fund completed a foreclosure sale on the third property.

Changes in the balance of real estate owned were as follows:

	As of September 30,
	2008	2007

Balance, beginning of period	$8,578,275	$—
Real estate acquired through foreclosure	17,138,102	8,578,275
Funded improvements	246,668	—
Impairment charges	(5,485,187)	—

Sales of real estate	(1,215,000)	—
Balance, end of period	$19,262,858	8,578,275

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

Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee payable to the Manager.  There were no outstanding credit commitments as of September 30, 2008 or 2007.

Contingencies

The Fund is subject to legal proceedings and claims, particularly foreclosures on borrower collateral, that arise in the ordinary course of business.  In addition, on Thursday, March 12, 2009, the Manager and David Choo were served with a lawsuit entitled Joseph Zadik v. David Choo, California Mortgage and Realty, Inc., CMR Mortgage Fund II, LLC et. al in the San Francisco County Superior Court.  The complaint was filed by an investor in the Fund who  alleges twelve causes of action including breach of contract, fraud and negligent misrepresentation and seeks damages associated with Mr. Zadik’s investment in the Fund and compensation for time, effort and costs associated with the action. The Manager intends to deny any liability and to defend this action vigorously.  The Fund may have an obligation to indemnify Mr. Choo and the Manager against any costs or liability arising from this lawsuit.

The Fund registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, effective as of January 8, 2008.  The SEC has notified the Manager that it is conducting an informal inquiry relating to the Manager and the Fund in order to determine whether there have been violations of the federal securities laws.  In conjunction with this inquiry, certain information was requested from the Fund.  The Manager responded to the information requests related to the inquiry and will continue to cooperate with the SEC in responding to its requests.  The Manager believes that there will not be a material impact on the Fund’s financial position or operations as a result of the inquiry.

Note 8.  Fair Value Disclosure

On January 1, 2008, the Fund adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

ASSETS

Impaired loans

SFAS 157 requires loans to be measured for impairment using methodologies as detailed by SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), including impaired loans measured at an observable market price (if available), discounted cash flow, or at the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the estimated costs to sell the collateral.  All impaired loans as of September 30, 2008 were subject to SFAS 114 analysis.

Other Real Estate Owned

The fair value of real estate owned is based primarily on the values obtained through appraisals of property with similar characteristics, less estimated costs to sell.

As of September 30, 2008, the Fund had no assets or liabilities measured at fair value on a recurring basis.  Impaired loans and other REO are measured at fair value on a nonrecurring basis generally resulting from the provision of specific reserves in the allowance for loan losses for impairment of individual loans and from the application of fair value accounting for REO.

The following table presents information about the Fund’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2008.

	Fair Value at September 30, 2008
	(Amounts in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Principal balance plus advances and accrued interest on impaired loans	$56,775,592	—	$48,303,021	$8,472,571
Other real estate owned	$19,386,736	—	—	$19,386,736

Level 2 impaired loans are commercial real estate secured by collateral with fair values estimated by appraisals; REO market value is estimated by both appraisals and internal analysis of fair market value.

Level 3 impaired loans are commercial real estate secured by collateral with fair values based upon appraisals and adjusted for more current information including but not limited to discounted cash flow or discounted valuations of collateral.

Note 9.  Due From/To Related Parties

Due from related parties consisted of the following as of:

	September 30, 2008	December 31, 2007
Loans Receivable from Manager (Note 4)	$4,004,885	$8,598,011
Due from Manager, net of reserve for uncollectible amounts of $900,000 as of September 30, 2008, and none as of December 31, 2007	128,359	1,484,497
Due from other funds serviced by Manager	278,415	—
Due from escrowed interest reserve trust account	—	48,750
	$4,411,659	$10,131,258

Due to the uncertainty of both the timing and the amount of the net realized sales proceeds on those properties included in the Contribution Agreement, the Fund provided a $900,000 allowance for loan loss at September 30, 2008 on the unsecured Due from Manager balance of $1,020,026, resulting in a net Due from Manager of $128,359.  During April 2008, the Manager sold a loan in which the Fund held a $3,103,573 note receivable from the Manager.  The result of that sale left an unsecured receivable of $194,199 from the Manager at September 30, 2008, which was paid in October 2008.

Due to related parties consisted of the following as of:

	September 30, 2008	December 31, 2007
Servicing fees payable to Manager	$629,251	$121,557
Due to other funds serviced by Manager	124,127	136,561
	$753,378	$258,118

Other payables and accrued interest - real estate owned:

	September 30, 2008	December 31, 2007
Other payables and accrued interest - real estate owned	$10,413,373	$—
	$10,413,373	$—

Note payable to related party - real estate owned:

	September 30, 2008	December 31, 2007
Note payable to related party - real estate owned	$6,000,000	$6,000,000
	$6,000,000	$6,000,000

Notes payable and accrued interest to related party:

	September 30, 2008	December 31, 2007
Note payable to CMR Income Fund LLC, principal	$20,199,951	$21,181,768
Accrued interest on note payable to CMR Income Fund LLC	151,269	213,862
	$20,351,220	$21,395,630

In June 2007, the Fund foreclosed on its lien junior to a $6,000,000 note serviced by the Manager on behalf of Fund I, CMR Mortgage Fund III, LLC (“Fund III”), and others for whom the Manager provides loan servicing.  As owner of the property, the Fund is making payments on the senior note to protect its equity in the property until such time as it sells the asset.  The Fund recorded interest expense of $246,715 on this note during the quarter ended September 30, 2008 and $621,715 during the nine months ended September 30, 2008.

On April 8, 2008, the Fund held a $600,000 loan secured by 22 properties.  This loan was junior to a $10,000,000 loan from the Fund and other senior debt totaling $17,829,734.  Senior loans of $8,363,020 and $2,098,145 are held by other funds managed by the Manager.  Senior loans held by outside third parties amounted to $7,368,569.  On April 9, 2008, the Manager, on the Fund’s behalf, completed foreclosure sales and acquired 20 of the 22 properties.  In June, one of the two remaining properties was lost as a result of foreclosure by the holder of a senior lien, and the borrower on the other property filed bankruptcy.  The estimated net realizable value of this remaining property is $579,100, net of $2,183,000 owed to third party senior lien holders.

Note 10.  Subsequent Events

Subsequent delinquency experience

Delinquent Status	Outstanding Loan Balance at December 31, 2008	Percent of Total Balance at December 31, 2008	Outstanding Loan Balance at September 30, 2008	Percent of Total Balance at September 30, 2008
30 — 59 Days	$5,896,744	14%	$—	0%
60 — 89 Days	3,810,686	9%	—	0%
90+ Days	28,932,495	69%	76,732,495	85%
Total	$38,639,925	92%	$76,732,495	85%

Delinquencies within the loan portfolio decreased by $38,092,570 due to a $48,000,000 loan which became REO on October 14, 2008 and $9,707,430 in loans that became 30 or more days delinquent subsequent to September 30, 2008.

Impaired loans

As of November 30, 2008, the Fund held a $3,257,096 participation interest in a loan with a principal balance of $41,855,381 and bearing interest at a rate of 13% per annum for which the borrower was in default.  The balance of the participation interests are held by other funds managed by the Manager and a limited liability company owned by related and unrelated parties.  This loan is a junior portion of a $97,900,000 total loan facility with a $55,000,000 senior position held by an entity unaffiliated with the Fund or the Manager.  The security for the loan is approximately 161 acres of residentially zoned property.  The borrower has defaulted on both the senior and the Fund’s junior note.  The Manager has been attempting to negotiate with the holder of the senior participation to assume the debt service payments under the senior participation on a modified payment schedule and to acquire ownership of the collateral.  The participants in the loans do not currently have sufficient liquid assets to pay the full amount of past due payments and to assure payment of future payments.  On March 11, 2008, the Manager made a short-term loan of $1,375,000 to the funds it manages that participate in this loan which enabled them to pay an extension fee of $1,375,000 to the senior lender.  The various funds managed by the Manager have paid down the short-term note by $727,471.  Under agreements among the various participating funds, these advances will have a priority repayment position relative to loan principal and interest earned thereon.  The Fund’s pro rata share of payments made as of November 30, 2008 was $123,447 and its share of the balance owed was $0.  The Manager also paid an extension fee of $90,000 to a third party lender participating in the junior note.  On October 16, 2008, the senior lender informed the borrower and the Manager of its intent to conduct a UCC foreclosure sale of the membership interests in the borrower on November 20, 2008.  Under the co-lender agreement with the senior lender, if the senior lender completes this foreclosure and acquires the membership interest at the foreclosure sale, the junior portion of the loan (and thus the Fund’s interest) will likely terminate.  On November 19, 2008, the fund from which the Fund acquired its participation interest filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  The automatic stay of this fund’s bankruptcy has stayed the scheduled UCC foreclosure sale.  The senior lender has filed a motion for relief from stay and a decision on this motion and if relief from stay is granted, the senior lender will presumably complete its foreclosure sale and terminate the Fund’s interest.

Real estate owned

As discussed in Note 6, on October 14, 2008, the Fund completed a foreclosure sale on the third of three properties securing a loan with September 30, 2008 carrying value of $50,081,199.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of CMR Mortgage Fund II, LLC (“we,” “our” or the “Company”).  The outcome of the events described in these forward-looking statements is subject to risks and uncertainties.  Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”) and from time to time in our other filings with the Securities and Exchange Commission (“SEC”).  For this purpose, statements concerning future liquidity, interest rates, availability of mortgage credit, and economic conditions and their effect on us and our assets, trends in real estate markets in which we do business, future loan payoffs, foreclosures and value recovered from property sales, estimates as to the allowance for loan losses and the valuation of real estate held for sale, our growth and estimates of future member distributions or redemptions, and actions expected to be taken by California Mortgage and Realty, Inc., (the “Manager”)  and David Choo, the sole director of the Manager, as well as our ability and that of the Manager to continue operations in 2009; and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “appear,” “based on,” “may,” “intended,” “potential, “are emerging” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.  By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

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

Generally speaking, the underwriting by the Manager has focused primarily on the value of the collateral securing the loan, and secondarily on the general creditworthiness and reputation of the borrower.  The collateral is generally real property—predominantly land held by businesses or individuals, or commercial buildings.  As a result of the nature of our underwriting and lending, our business model generally results in higher delinquency and foreclosures than experienced by conventional commercial mortgage lenders.  The Manager has always believed in the cyclical nature of the real estate market and that downturns, such as that which began in the residential area after 2006 and in the commercial real estate market after the third quarter of 2007 are inevitable.  Since the third quarter of 2007, commercial real estate values have generally fallen.  In addition, there have been unprecedented dislocations in the credit markets negatively affecting not only mortgage lending but also corporate financing and consumer lending, creating a general lack of liquidity for many financial institutions.

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

Due to the significance of loans collateralized by land held for residential development, the continued deterioration of the housing markets and the turmoil of the capital markets, particularly those elements that provide funding to subprime, Alt-A, and prime jumbo (non-conforming) lenders and borrowers, are expected to challenge our results of operations and cash flows.  Housing prices are generally declining with much of the larger declines in California, Nevada, Florida and Arizona.  Taken together, the slow home absorption rates and an increasing inventory of vacant developed lots are creating financial difficulties and an uncertain future for the home builders and land developers who are our borrowers.  There is no way to predict when conditions will improve.

The Manager reviews the collateral value for each project in making the determination on when to recognize interest income for financial reporting purposes and to determine if adjustments to the allowance for loan losses and/or adjustments to the carrying values of REO are required.  However, because the number of commercial real estate sales and financings dropped dramatically during the past year, it is difficult to ascertain actual current market values of commercial real estate.  The lack of availability of real estate financing and the fact that sellers are unwilling to sell at what may be significantly lower prices has led to gridlock in the real estate markets.

As described in the 2007 Annual Report filed on Form 10-K, there are indications that land values have dropped quickly and reached prices at which buyers are prepared to buy and sellers are prepared to sell.  The sales prices have reflected deep discounts to previously stated values.  In our portfolio of land loans and considering valuation from this perspective, we have noted a substantial increase in loan-to-value ratios.  In some situations the amounts owed to us exceed the current collateral values.  Furthermore, if we acquire title to the underlying land collateral as a result of foreclosure, it is not our general intent to quickly sell into a depressed market and realize potential losses.  We believe that holding onto land in a depressed market may allow us to realize higher prices if and when the economy and real estate markets, including those for land, stabilize and transaction volumes increase.  Our ability to do so, however, depends on maintaining a continued forbearance from Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) and CMR Income Fund, LLC (“Income Fund”) and our access to funds that are sufficient to keep senior loans current, make other advances to protect our interests, and support our ongoing operations.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern.  However, our independent registered public accounting firm has included in its audit report on our financial statements for our fiscal years ended December 31, 2007, a going-concern explanatory paragraph indicating that we have experienced a significant decrease in cash flows.  Substantially all of our loans and loans senior to our loans, except in those instances where we are making payment on the senior debt, are in default.  Our illiquid position may prevent us from protecting our position with respect to the property securing the defaulted loans.  In addition, we are in default on a loan collateralized by a significant portion of the loan portfolio.  These conditions cause substantial doubt about our ability to continue as a going-concern.  By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the ability to continue our operations without additional funding.

Net cash used by financing activities totaled $1.9 million in the first nine months of 2008 compared to net cash used by financing activities of $14.7 million in the first nine months of 2007.  The net change of $12.8 million was primarily the result of decreases in distributions to members of $11.9 million (since distributions and redemptions were suspended on March 31, 2008) and repayments on a note held by a related party of $1.1 million between the first nine months of 2007 and the first nine months of 2008.  The effects of these uses of cash were partially offset by $0.3 million in capital contributions from new and existing members during the first nine months of 2007.  Cash distributions to members totaled $0.9 million including a $0.3 million reduction in accrued distributions, in the first nine months of 2008 compared to $12.4 million in the first nine months of 2007.

Investing activities provided cash totaling $3.4 million in the first nine months of 2008 compared to cash provided of $2.5 million in the first nine months of 2007.  The net increase of $0.8 million resulted from a $4.6 million decrease in loans from the Manager in the first nine months of 2008 compared to the first nine months of 2007, a $4.5 net decrease in advances from borrowers in the first nine months of 2008 compared to the first nine month of 2007, and $0.2 million in proceeds from sale of REO, partially offset by a $8.3 million net increase in loans and $0.2 million investment in REO improvements.

Operating activities used cash of $1.9 million in the first nine months of 2008, a $10.0 million net decrease from the $8.2 million of cash provided in the first nine months of 2007.  The decrease between the first nine months of 2008 and the first nine months of 2007 was comprised of a net decrease in earnings of $42.1 million, an increase of $2.4 million in amounts due from related parties, an increase of $1.6 million in accrued interest receivable, and an  increase of $0.3 million in amounts due to related parties, partially offset by a $29.4 million increase in the loan loss provision, an increase of $5.5 million in an impairment loss on investment in REO, an increase of $1.2 million in an impairment loss on amounts due from related party, and a $0.2 million decrease in accounts payable.  Our cash and cash equivalents amounted to $1.0 million at September 30, 2008, compared to $1.5 million at December 31, 2007, a level insufficient to fund member distributions or to provide for loan payments necessary to prevent foreclosure by senior lien-holders, or otherwise provide for payment of taxes, insurance or other expenses on properties securing our loans.  To generate liquidity sufficient to provide for these latter amounts requires that we sell  partial or whole  interests in some of our loans and REO.

Our significant obligations at September 30, 2008 consisted of our $20.4 million promissory note to Income Fund bearing interest at 8.99% and a $6.0 million senior note bearing interest at 12.5% to which an REO was subject when we foreclosed.  See Note 3 of the Condensed Financial Statements.

Our cash balances are insufficient to satisfy our obligations or repay all the outstanding principal balances of the senior debt as they come due.  We must depend on sales of foreclosed properties and any support we receive as a result of the Contribution Agreement described below to meet cash needs and to continue operations.  The Manager initiated the following actions in response to these unprecedented market conditions to conserve cash and build cash reserves:

•                  Commencing in January 2008, the Manager set monthly distributions at an amount equal to the amount of net income (as compared to the targeted return as was done in prior periods).

•                  On March 31, 2008, the Manager suspended indefinitely monthly cash distributions of net income and members’ redemptions.  As of September 30, 2008 and December 31, 2008, outstanding member redemption requests totaled $20.8 million and 21.1 million, respectively.

•                  On April 11, 2008, David Choo, the sole director of the Manager, executed a Contribution Agreement with us and certain other entities that the Manager manages.  Pursuant to the Contribution Agreement, Mr. Choo agreed to use his diligent good faith and best efforts to sell, or cause to be sold, certain properties that he owns or controls and to apply certain of the proceeds for specified purposes, one of which is to contribute or advance funds to the Manager until the obligations of the Manager described below have been satisfied.  Contributions from Mr. Choo under the Contribution Agreement are to approximate $6.1 million.  From these amounts, the Manager has agreed to use up to $5.0 million of the funds to be received from Mr. Choo to pay notes and other obligations of the Manager to us and other funds managed by the Manager, and all of the Manager’s debts to third parties.  The Contribution Agreement also commits the Manager to use at least $1.1 million of the funds to be received from Mr. Choo as an operating reserve to be used solely for the Manager’s operating costs and overhead.

•                  Since the Contribution Agreement was signed, the following events have occurred: (1) proceeds of approximately $1.1 million were contributed or have been committed to the Manager from the sale of two properties listed in the Contribution Agreement, net of $0.4 million that was used to support the real estate property activities which were part of the Contribution Agreement; (2) an additional $0.4 million was contributed to the Manager, including $60,000 of proceeds from the sale of an additional property not listed in the Contribution Agreement (although this was not required by the Contribution Agreement the proceeds counts toward the future contributions); (3) Mr. Choo affected a sale  in the second quarter 2008 of certain other mortgage and real property assets that were not listed in the Contribution Agreement resulting in net cash proceeds of approximately $2.0 million (net of $0.5 million that was withdrawn), of which net proceeds were contributed to the Manager as an advance on and in lieu of the approximately $2.2 million of net proceeds that he later received from the subsequent sales of two other properties that were listed in the Contribution Agreement.  The net proceeds from the sales of these latter two properties were then used to pay pre-existing debts of Mr. Choo and were not contributed to the Manager.  The sales of various properties listed in the Contribution Agreement have thus far yielded net cash proceeds to Mr. Choo and his affiliates of approximately $3.7 million, of which Mr. Choo has contributed substantially all, totaling approximately $3.6 million as of December 31, 2008 ($2.5 million as of September 30, 2008) to the Manager since the Contribution Agreement was signed.  The remaining commitment under the terms of the Contribution Agreement is $2.5 million, which proceeds are to be received if and when the remaining properties are sold.

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

•                  The Manager is and has been, negotiating actively with third-party, senior lien holders to forebear and/or reduce payments owing from the borrower.

•                  The Manager sold properties collateralizing the notes owing by the Manager to us at a loss on sale (borne by the Manager) to raise cash for us.  These transactions closed on April 25, 2008 and July 1, 2008 and generated cash totaling $4.4 million for us.

The above actions, taken together, bolstered our cash resources and improved the likelihood of our continuing operations, including our ability to meet the debt service on loans with liens senior to ours.  However, we are dependent on the repayment of loan principal and sale of REO to continue operations throughout 2009 and beyond.  The Manager has had certain of the collateral securing our loans (with the consent and cooperation of the borrower) and most of our REO listed with nationally recognized and otherwise experienced brokers with strong presence in the applicable local markets and experience with the collateral type.  These brokers are diligent and committed to completing a transaction, but caution against forecasting the timing and pricing of a transaction in a historically low-volume market with limited, if any, credit financing available.  The dislocations and uncertainty in the real estate and capital markets have created a challenging environment which may continue through 2009 and into 2010 and will necessitate further liquidations of assets at sub-optimum prices.

Furthermore due to unprecedented dislocations in the real estate and capital markets since 2007, including an increase in the number of past due loans and a decrease in the number of loan payoffs experienced by certain of the funds managed by the Manager, the Manager experienced a significant decrease in cash flows and has limited cash resources.  While the funds that the Manager manages do continue to receive proceeds from the sale of real estate acquired through foreclosure, thereby allowing the Manager to collect asset management fees, those cash flows are not sufficient to fund the Manager’s operating expenses as they become due.  The Manager generated additional cash from the collection of principal, advances, and interest on its loans, the sale of its REO it acquired through foreclosure and from contributions under the Contribution Agreement in 2008.  However, we cannot be sure that additional sales of properties under the Contribution Agreement will be made on a timely basis.  While REO sales and contribution actions and reduction of expenses would improve the likelihood of the Manager continuing its operations, the limited cash resources compared to the operating and debt service requirements of the Manager raise substantial doubt about the Manager’s ability to continue as a going concern.  Should the Manager be unable to continue to serve as our Manager, we may incur additional expenses to find a replacement manager and to support our operational needs, including regulatory filings.  While potential replacement managers exist within the marketplace, their capacity or willingness to serve as our manager is unknown.  A change in the manager may impact negatively our operating results and the cash available for distribution.  We may need to continue accepting sub-optimum prices to facilitate sales of REO in order to keep senior lien positions current or forestall the foreclosure of properties serving as collateral on our junior liens.

In addition, another fund managed by the Manager, CMR Mortgage Fund, LLC (“Fund I”) was forced to file for bankruptcy protection in order to enhance the possibility of delaying or avoiding foreclosure by a senior lien holder on its major property.  See Note 1 of the Notes to Condensed Financial Statements (Unaudited) — “Organization and General Fund Provisions — Going Concern — The Fund.”  The Manager continues to evaluate this option for us in view of the ongoing difficulty in meeting our debt payment and other obligations and continuing to protect our interests in our assets and it is increasingly likely that we will pursue this option.

Results of Operations

Set forth below are summaries of our financial results for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30, 2008	Percent of Revenues, net	Three Months Ended September 30, 2007	Percent of Revenues, net
Revenues:
Interest income:
Interest on loans	$176,714	29.6%	$3,983,006	122.5%
Interest on notes receivable — related party	9,375	1.6	—	—
Interest on advances to borrowers	(4,801)	(0.8)	90,549	2.8
Other interest income	310,415	52.0	(33,652)	(1.0)
Total interest income	491,703	82.4	4,039,903	124.3
Less: Loan servicing fees	(105,293)	(17.6)	789,246	24.3
Total interest income, net of servicing fees	596,996	100.0	3,250,657	100.0
Loss on sale of real estate owned	—	—	—	—
Total revenues, net of servicing fees	596,996	100.0	3,250,657	100.0
Interest expense	498,728	83.5	624,451	19.2
Interest expense — related party	246,715	41.3	187,500	5.8
Provision for loan losses	10,704,841	1,793.1	1,411,078	43.4
Net revenues	(10,853,288)	(1,817.9)	1,027,628	31.6
Operating expenses:
Professional services	248,293	41.6	144,320	4.4
Asset management fees	177,593	29.7	238,144	7.3
Impairment loss on amounts due from related party	333,548	55.9	—	—
Impairment loss on investment in REO	5,485,187	918.8	—	—
Other Expenses - REO	337,187	56.5	—	—
Other operating expenses	478,204	80.1	11,323	0.3
Total operating expenses	7,060,012	1182.6	393,787	12.1
Net (loss) income	$(17,913,300)	(3,000.5)%	$633,841	19.5%

	Nine Months Ended September 30,2008	Percent of Revenues, net	Nine Months Ended September 30, 2007	Percent of Revenues, net
Revenues:
Interest income:
Interest on loans	$3,853,589	91.2%	$9,939,417	114.0%
Interest on notes receivable — related party	409,502	9.7	—	—
Interest on advances to borrowers	118,205	2.8	329,181	3.8
Other interest income	754,039	17.8	417,203	4.8
Total interest income	5,135,335	121.5	10,685,801	122.5
Less: Loan servicing fees	908,152	21.5	1,966,231	22.5
Total interest income, net of servicing fees	4,227,183	100.0	8,719,570	100.0
Loss on sale of real estate owned	(3,674)	(0.1)	—	—
Total revenues, net of servicing fees	4,223,509	99.9	8,719,570	100.0
Interest expense	1,536,091	36.3	2,146,851	24.6
Interest expense — related party	621,715	14.7	187,500	2.2
Provision for loan losses	31,534,320	746.0	2,086,393	23.9
Net revenues	(29,468,617)	(697.1)	4,298,826	49.3
Operating expenses:
Professional services	1,716,237	40.6	670,134	7.7
Asset management fees	487,374	11.5	731,719	8.4
Impairment loss on amounts due from related party	1,233,548	29.2	—	—
Impairment loss on investment in REO	5,485,187	129.8	—	—
Other Expenses - REO	431,946	10.2	—	—
Other operating expenses	696,125	16.5	19,551	0.2
Total operating expenses	10,050,417	237.8	1,421,404	16.3
Net (loss) income	$(39,519,034)	(934.9)%	$2,877,422	33.0%

Interest Income, Net of Servicing Fees

Total interest income amounted to 82.4% of total interest income, net of servicing fees in the quarter ended September 30, 2008 and 124.3% in the quarter ended September 30, 2007.  Interest income totaled approximately $0.5 million in the quarter ended September 30, 2008, a $3.5 million (87.8%) decrease over the quarter ended September 30, 2007.  Total interest income amounted to 121.5% of total interest income, net of servicing fees in the nine months ended September 30, 2008 and 122.5% in the nine months ended September 30, 2007.  Interest income totaled approximately $5.1 million in the nine months ended September 30, 2008, a $5.6 million (51.9%) decrease compared to the nine months ended September 30, 2007.  The decrease in interest income was due to the overall decrease in the level of earning assets due to an increase in both non-accrual loans and REO.  Non-accrual loan principal plus advances and accrued interest averaged $87.7 million in the quarter ended September 30, 2008 compared to $32.3 million for the quarter ended September 30, 2007, while REO averaged $27.1 million for the quarter ended September 30, 2008 as compared to $8.6 million for the quarter ended September 30, 2007.  Non-accrual loan principal plus advances and accrued interest averaged $83.8 million for the nine months ended September 30, 2008 compared to $29.5 million for the nine months ended September 30, 2007, while REO averaged $19.1 million for the nine months ended September 30, 2008 as compared to $3.8 million for the nine months ended September 30, 2007.

The yield on loans and advances for the quarter ended September 30, 2008 was 0.75% on average loans and advances of $96.3 million (loans: $91.8 million plus advances: $4.5 million) compared to 14.50% in the quarter ended September 30, 2007 on average loans and advances of $112.4 million (loans: $109.6 million plus advances: $2.7 million).  The yield on loans and advances for the nine months ended September 30, 2008 was 5.76% on average loans and advances of $101.4 million (loans: $96.7 million plus advances: $4.7 million) compared to 11.96% for the nine months ended September 30, 2007 on average loans and advances of $114.5 million (loans: $112.3 million plus advances: $2.2 million).  The decline in yields of 1,276 basis points between quarters and 588 basis points between nine months periods is primarily attributable to the increases in loans on non-accrual status and REO.

Loan servicing fees decreased to approximately $(0.1) million in the quarter ended September 30, 2008 (a decrease of $0.9 million or 113.3%) from $0.8 million in the quarter ended September 30, 2007, primarily due to a $0.3 million decrease in accrued loan servicing fees related to the Manager’s foregoing a portion of loan servicing fees.  Loan servicing fees decreased to approximately $0.9 million in the first nine months of 2008 (a decrease of $1.1 million or 53.8%) from $2.0 million in the first nine months of 2007.  The decreases were primarily due to the number and amount of loans on non-accrual status in the quarter and nine months ended September 30, 2008.  Loan servicing fees were 2% of the principal of each loan and were paid as interest income was received.

Interest Expense

During the quarter ended September 30, 2008, interest expense (including related party interest expense) was approximately $0.7 million, a decrease of $0.1 million from the $0.8 million in interest expense for the quarter ended September 30, 2007.  The decrease resulted from a decrease of $0.2 million on a $20.4 million note payable to Income Fund, due to a decline in the one month LIBOR interest rate.  The effective rate of this borrowing was 8.97% during the quarter ended September 30, 2008, as compared to 12.17% for the quarter ended September 30, 2007.  Partially offsetting the decrease was a $0.1 million increase in interest expense on the $6.0 million note payable to Fund I, Fund III and others for whom the Manager provides loan servicing secured by our REO.  The effective rate of this borrowing was 12.50% at September 30, 2008.  For the nine months ended September 30, 2008, interest expense (including related party interest expense) was approximately $2.1 million, a decrease of $0.2 million from the $2.3 million in interest expense for the nine months ended September 30, 2007.  The decrease resulted from $0.6 million decrease in interest expense on a $20.4 million note payable to Income Fund, due to a decline in the one month LIBOR interest rate.  The effective rate of this borrowing was 9.45% during the first nine months of 2008, as compared to 13.47% during the first nine months of 2007.  Partially offsetting these decreases was a $0.4 million increase in interest as a result of the $6.0 million note payable being assumed in connection with a REO foreclosure in June 2007.

Provision for Loan Losses

The provision for loan losses increased by $9.3 million to $10.7 million in the quarter ended September 30, 2008 compared to $1.4 million for the quarter ended September 30, 2007.  For the nine months ended September 30, 2008, the provision for loan losses increased by $29.4 million compared to the same period in 2007.  The increases were due to the decline in real estate property values which secure the loan portfolio.

Impairment Losses

Impairment losses on amounts due from related party and investment in REO were $0.3 million and $5.5 million, respectively, for the quarter ended September 30, 2008.  For the nine months ended September 30, 2008, impairment losses on amounts due from related party and investment in REO were $1.2 million and $5.5 million, respectively.  There were no impairment losses for the quarter or nine months ended September 30, 2007.

Operating Expenses

Operating expenses increased $0.5 million in the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007.  The increase primarily resulted from increases of $0.5 million in expenses associated with senior lien payments to entities not affiliated with the Manager and $0.1 million in professional services, partially offset by $0.1 million decrease in asset management fees resulting from lower average Members’ Capital balances.  Operating expenses increased $1.6 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The increase consisted of a $1.0 million increase in professional services and a $0.8 million increase in expenses associated with senior lien payments to entities not affiliated with the Manager, partially offset by a $0.2 million decrease in asset management fees resulting from the Manager’s forgoing of these fees for the first two months of 2008.

Net Loss/Income

The net loss for the quarter ended September 30, 2008 was $17.9 million, a decrease of $18.5 million from the $0.6 million net income for the quarter ended September 30, 2007.  The decrease in net income resulted from a $9.3 million increase in the loan loss provision, a $5.5 million impairment write down on REO, a $3.5 million decrease in total interest income, a $0.5 million increase in other operating expenses associated with senior lien payments to entities not affiliated with the Manager, a $0.3 million impairment on the receivable balance due from the Manager, and a $0.1 million increase in professional services expenses, partially offset by a decrease of $0.9 million in loan servicing fees between the quarter ended September 30, 2007 and the quarter ended September 30, 2008 and a $0.1 million decrease in interest expense (including related party interest expense).  For the first nine months of 2008, the net loss was $39.5 million, a decrease of $42.4 million from the net income of $2.9 million for the first nine months of 2007.  The decrease in net income resulted from a $29.4 million increase in the loan loss provision, a $5.5 million impairment write down on REO, a $5.6 million decrease in total interest income, a $1.2 million impairment on the receivable balance due from the Manager, a $1.0 million increase in professional services expenses, and a $0.8 million increase in other operating expenses, partially offset by a $1.1 reduction in loan servicing fees, a $0.2 million decrease in interest expenses (including related party interest expense) and a $0.2 million reduction in asset management fees.

Loan Portfolio and Asset Quality

As of September 30, 2008 and December 31, 2007, our mortgage investments aggregated $90.3 million and $102.4 million, respectively.  The average loan and advance balance was $96.3 million as of September 30, 2008 and $113.4 million as of December 31, 2007.

Approximately $76.7 million (85%) and $21.7 million (21.2%) of the loans we invested in were more than 90 days delinquent in monthly payments as of September 30, 2008 and December 31, 2007, respectively.  Of these loans, the amounts attributable to borrowers who filed bankruptcy were approximately $20.4 million as of September 30, 2008 and $1.6 million as of December 31, 2007.  (For financial reporting purposes the Total Outstanding Loan Balance is presented net of the allowance for loan losses and the amounts in trusts for interest reserves and future advances; for purposes of the discussion above it is presented on a gross basis.)

As of September 30, 2008 and December 31, 2007, we held the following types of mortgages.

	September 30, 2008	December 31, 2007
Trust Deeds:
First	$10,292,232	$11,642,888
Second	1,668,199	4,110,573
Third	13,791,744	13,791,744
Mixed	64,573,399	72,836,290
Total	$90,325,574	$102,381,495

Collateral Type:
Commercial Real Estate	$4,227,246	$14,359,824
Residential Real Estate	194,199	3,103,573
Land Held for Residential Development	85,864,129	84,878,098
Mixed-Use Properties	40,000	40,000
Total Outstanding Loan Balance	$90,325,574	$102,381,495

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

Loan losses deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously written off amounts are credited to the allowance for loan losses.  The Manager believes that the allowance for loan losses of $33.0 million at September 30, 2008 was adequate in amount to cover probable losses.

Changes in the allowance for loan losses for the three months ended September 30, 2008 and 2007 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$24,646,611	$1,360,160	$6,309,000	$684,845
Provision charged to operations	10,704,841	1,411,078	31,534,320	2,086,393
Losses charged to allowance	(2,327,143)	—	(4,819,011)	—
Balance, end of period	$33,024,309	$2,771,238	$33,024,309	$2,771,238

Mortgage Loan Delinquencies

Delinquent Status (Days)	Outstanding Loan Balance at September 30, 2008	Percent of Total Balance at September 30, 2008	Outstanding Loan Balance at December 31, 2007	Percent of Total Balance at December 31, 2007	Outstanding Loan Balance at September 30, 2007	Percent of Total Balance at September 30, 2007
30 — 59	$—	0%	$—	0%	$—	0%
60 — 89	—	0%	10,254,290	10%	—	0%
90+	76,732,495	85%	21,706,000	21%	24,574,425	22%
Total	$76,732,495	85%	$31,960,290	31%	$24,574,425	22%

The $47,772,205 increase in delinquencies from December 31, 2007 is primarily due to one loan with a principal balance of $48,000,000, and another of $3,257,096, which were current as of December 31, 2007 but are included in the 90+ days delinquent category as of September 30, 2008.  One loan for $957,000 that was current on December 31, 2007 was 90+ days delinquent as of September 30, 2008, and another for $40,000 was 60+ days delinquent as of September 30, 2008.

These are offset by two loans with a principal balance of $9,574,290 as of December 31, 2007 which were in the 60-89 days category but had been brought current by a junior note as of September 30, 2008.  One loan for $200,000 that was 90+ days delinquent on December 31, 2007 had been brought current as of September 30, 2008, and another for $4,000 was paid off.  In addition two loans to the same borrower became REO during the period, resulting in a reduction of 90+ days delinquent principal balance totaling $7,837,899.

Loans ninety days or more past due and still accruing interest:

	As of September 30,
	2008	2007
Number of loans	—	3
Total principal balance	$—	$18,020,000

Impaired and non-accrual loans:

	As of September 30,
	2008	2007
Number of loans	14	11
Total principal balance plus advances and accrued interest	$88,416,901	$28,348,747
Interest income recognized during the quarter	109,267	430,977
Foregone interest income	2,564,263	574,542
Total principal, advance and accrued interest balance of loans with specific reserves	73,232,416	6,181,425
Specific loan loss reserve	$31,641,309	$2,257,000

At September 30, 2008 and 2007, all of the impaired and non-accrual loans were in the process of foreclosure.  When a loan is placed on non-accrual, the accrual of interest is discontinued, however previously recorded accrued interest is not reversed.  Payments received on impaired loans are applied to reduce principal to the extent necessary to ensure collection of principal.  Subsequent payments on these loans, and payments received on non-accrual loans for which the ultimate collectability of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.  Depending on the borrowers’ ability to bring a loan current through payment, refinancing by a third party or us, and other legal courses of action available to the borrower and us, the foreclosure of properties may be postponed or not completed.  At September 30, 2008 and 2007, there were no outstanding commitments to lend additional funds to borrowers whose loans were identified as impaired.

The weighted average balance of principal plus advances and accrued interest of impaired and non-accrual loans during the quarters ended September 30, 2008, and 2007 was $87,651,467 and $32,299,995, respectively.  For the nine months ended September 30, 2008 and 2007, the weighted average balance of principal plus advances and accrued interest of impaired and nonaccrual loans were $83,830,644 and $29,467,076, respectively.

Subsequent delinquency experience

Since September 30, 2008, delinquencies in our portfolio have increased as shown below.

Delinquent Status (Days)	Outstanding Loan Balance at December 31, 2008	Percent of Total Balance at December 31, 2008	Outstanding Loan Balance at September 30, 2008	Percent of Total Balance at September 30,2008
30 — 59	$5,896,744	14%	$—	0%
60 — 89	3,810,686	9%	—	0%
90+	28,932,495	69%	76,732,495	85%
Total	$38,639,925	92%	$76,732,495	85%

Delinquencies within the loan portfolio decreased by $38,092,570, due to 48,000,000 loan which became REO on October 14, 2008 and a $200,000 loan which become current, partially offset by three loans totaling $5,896,744 which became 30-59 days delinquent and two loan to the Manager totaling $3,810,686 which became 60-89 days delinquent.

Real Estate Owned (REO)

2007 Foreclosures: During 2007, we foreclosed on two commercial properties that were loan collateral.  We are holding the first property while actively marketing the property for sale.  We recorded the REO at the net realizable value of the property at the time of foreclosure of $24,340.  We are also holding the other property and are funding ongoing entitlement, engineering and other site development work as we actively market the property for sale.  The Manager believes that the fair market value of this other property less estimated costs to sell exceeds the carrying value of the REO at September 30, 2008.  Our portion of the carrying value of the property at the time of foreclosure was $8,553,935.

Northern California Mixed use Portfolio Loan: On April 9, 2008, the Manager, on our behalf, completed foreclosure sales and acquired 20 of the 22 properties that secured $10,600,000 in loans held by us.  These loans were junior to senior debt totaling $17,829,734.  Senior loans of $8,363,020 and $2,098,145 are held by other funds managed by the Manager.  The remaining $7,368,569 represents senior loans held by outside third parties.  In June 2008, one of the two remaining properties was lost as a result of foreclosure by the holder of a senior lien, and the borrower on the other property filed bankruptcy.  The estimated net realizable value of this remaining property is $536,792, net of $2,225,308 owed to third party senior lien holders.

In June 2008, we sold one of the properties that had been acquired on April 9, 2008 and received $216,757 in net proceeds from the sale, in addition to a note receivable in the amount of $467,000.

Subsequent events

Honolulu Loan: As of November 30, 2008, we held a $3,257,096 participation interest in a loan with a principal balance of $41,855,381 and bearing interest at a rate of 13% per annum for which the borrower was in default.  The balance of the participation interests are held by other funds managed by the Manager and a limited liability company owned by related and unrelated parties.  This loan is a junior portion of a $97,900,000 total loan facility with a $55,000,000 senior position held by an entity unaffiliated with us or the Manager.  The security for the loan is approximately 161 acres of residentially zoned property.  The borrower has defaulted on both the senior and our junior note.  The Manager has been attempting to negotiate with the holder of the senior participation to assume the debt service payments under the senior participation on a modified payment schedule and to acquire ownership of the collateral.  The participants in the loans do not currently have sufficient liquid assets to pay the full amount of past due payments and to assure payment of future payments.  On March 11, 2008, the Manager made a short-term loan of $1,375,000 to the funds it manages that participate in this loan which enabled them to pay an extension fee of $1,375,000 to the senior lender.  The various funds managed by the Manager have paid down the short-term note by $727,471.  Under agreements among the various participating funds, these advances will have a priority repayment position relative to loan principal and interest earned thereon.  Our pro rata share of payments made as of October 31, 2008 was $123,447 and our share of the balance owed was $0.  The Manager also paid an extension fee of $90,000 to a third party lender participating in the junior note.  On October 16, 2008 the senior lender informed the borrower and the Manager of its intent to conduct a UCC foreclosure sale of the membership interests in the borrower on November 20, 2008.  Under the co-lender agreement with the senior lender, if the senior lender completes this foreclosure and acquires the membership interest at the foreclosure sale, the junior portion of the loan (and thus our interest) will likely terminate.  On November 19, 2008, the fund from which we acquired our participation interest filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  The automatic stay of this fund’s bankruptcy has stayed the scheduled UCC foreclosure sale.  In response, the senior lender filed a motion for relief from stay.  Concurrent with the bankruptcy filing, Fund I filed an adversary proceeding against the senior lender and other interested parties to the property securing the $97,000,000 loan, complaining for breach of contract, breach of fiduciary duty, negligence, waste, aiding and abetting, declaratory relief, reformation, equitable estoppels and equitable subordination.  As of the date hereof, this matter has not been heard by the court On February 6, 2009, the bankruptcy court issued an order and memorandum, granting the first lien holder a relief from stay, which permits the holder to proceed to foreclosure sale on the property.  The first lien holder is constrained by the court’s order from disposing of the property until the litigation pending in this matter is resolved.  The first lien holder is now seeking to amend the order to be allowed to foreclose on the membership interests.  A hearing on the motion is set for March 20, 2009.  The Fund is pursuing the defense of its lien and other remedies, including the litigation against the first lien holder, vigorously.

California/Arizona Land Portfolio Loan: As of September 30, 2008, we held a loan with carrying values totaling $50,081,199 and secured by liens of various priorities on three properties.  The estimated value of the total collateral base at September 30, 2008 was $82,050,000 securing total debt of $112,369,000.  Two of the three properties were subject to third party senior debt totaling approximating $39,101,000 at September 30, 2008, which includes the note payable to Income Fund/Wells Fargo Foothill of $20,351,000.  On July 7, 2008, a limited liability company owned by us and other funds managed by the Manager specifically organized for the purpose of acquiring the property) acquired the first property at a foreclosure sale conducted on behalf of us.  Because the aforementioned limited liability company was unable to make debt service payments to the holder of the third party senior loan and could not reach an agreement with the holder of that note regarding restructuring of their note, the limited liability company was forced to file for Chapter 11 bankruptcy protection on July 16, 2008 to prevent the loss of the collateral to a foreclosure sale being conducted by the senior lender which was scheduled for July 17, 2008.  That bankruptcy case is pending as of the date of this filing.  On September 16, 2008 we completed a foreclosure sale on the second property.  On October 14, 2008, we acquired the third property at a foreclosure sale.

Beginning on October 1, 2008, the Manager was in default on the loan payments to us on the unsecured note due to the illiquidity of the Manager.

Complaint:    On Thursday, March 12, 2009, the Manager and David Choo were served with a lawsuit entitled Joseph Zadik v. David Choo, California Mortgage and Realty, Inc., CMR Mortgage Fund II, LLC et. al in the San Francisco County Superior Court.  The complaint was filed by an investor who  alleges twelve causes of action including breach of contract, fraud and negligent misrepresentation and seeks damages associated with Mr. Zadik’s investment in us and compensation for time, effort and costs associated with the action. The Manager intends to deny any liability and to defend this action vigorously.  We may have an obligation to indemnify Mr. Choo and the Manager against any costs or liability arising from this lawsuit.

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

Recent Accounting Pronouncements

See Note 2 of the condensed unaudited Financial Statements for further discussion.

Item 3.                Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.                Controls and Procedures

Evaluation of disclosure controls and procedures.  Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), the principal executive officer and principal financial officer of the Manager have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the Manager, as appropriate to allow timely decisions regarding required disclosure because of material weaknesses identified in our internal control over financial reporting and our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2007, the Quarterly Reports for the quarterly periods ended March 31, 2008 and June 30, 2008 and this Quarterly Report on Form 10-Q.  A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a more than reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In our case, the material weaknesses stem from:

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

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.             OTHER INFORMATION

Item 1.                 Legal Proceedings

We are a party to foreclosures on borrower collateral in the ordinary course of our business.

In addition, on March 12, 2009, the Manager and David Choo were served with a lawsuit entitled Joseph Zadik v. David Choo, California Mortgage and Realty, Inc., CMR Mortgage Fund II, LLC et. al in the San Francisco County Superior Court.  The complaint was filed by an investor who  alleges twelve causes of action including breach of contract, fraud and negligent misrepresentation and seeks damages associated with Mr. Zadik’s investment in us and compensation for time, effort and costs associated with the action. The Manager intends to deny any liability and to defend this action vigorously.  We may have an obligation to indemnify Mr. Choo and the Manager against any costs or liability arising from this lawsuit.

The SEC has notified the Manager that it is conducting an informal inquiry relating to the Manager and us in order to determine whether there have been violations of the federal securities laws.  In conjunction with this inquiry, certain information has been requested from us.  The Manager has responded to requests for information related to the inquiry and is continuing to cooperate with the SEC in response to its requests.  The Manager believes that there will not be a material impact on our financial position or operations as a result of this inquiry.

Fund III (a different fund managed by the Manager) had been offering and selling its membership interests during the first quarter of 2008 under a permit issued to it by the California Department of Corporations (the “DOC”) on January 4, 2008 for the period expiring on January 3, 2009.  Because of the turmoil in the capital markets, including the failure of a major investment bank in mid-March 2008, the concurrent dislocation in the real estate and credit markets as the economic crisis began spreading beyond sub-prime lending, the increasing uncertainty and difficultly in determining the fair value of Fund III’s loan portfolio and REO, the need to conserve cash and discontinue paying distributions and suspend member redemptions, Fund III ceased accepting new subscriptions as of April 10, 2008.  By letter dated November 3, 2008, Fund III had sought to voluntarily surrender the permit, but this action was declined by the DOC in favor of an anticipated summary revocation of the permit by the DOC.

By order dated December 9, 2008, the DOC summarily suspended Fund III’s permit , which has now expired according to its terms.  The order was accompanied by an accusation alleging that Fund III and the Manager violated terms of the permit by failing to timely provide its members with audited financial statements, a summary report for 2007 and monthly account statements since May 2008.  The accusation also alleges that Fund III and the Manager violated the California Corporate Securities Law by omitting to state certain allegedly material facts in Fund III’s Offering Circular dated January 4, 2008, including the following: (1) that Fund III had already received redemption requests exceeding 10% of Fund III’s aggregate capital and that there was a substantial probability that investors in Fund III would not be able to withdraw their investments during 2008: and (2) that Fund I (a different fund managed by the Manager), had violated certain terms of its own DOC offering permit which expired January 16, 2004, by (i) selling interests to an investor who did not meet the suitability standards imposed by the DOC, and (ii) by investing in a loan that exceeded the geographical and concentration limits applicable to Fund I, which limits are similar to those applicable to Fund III.

In addition, on March 4, 2009, the DOC served us with a subpoena requesting numerous documents and records relating to our history of satisfying our members’ redemption requests. The same subpoena was served on Fund III and the Manager. The subpoena was issued in connection with an examination and investigation of Fund III, the Manager and us, but no specific claims or allegations have been made by the DOC in connection with this subpoena beyond those raised in the accusation described above.

As of the date hereof, the DOC has not sought any relief or sanction against us, Fund III or the Manager by reason of the matters described in the accusation or subpoena other than the suspension and revocation of Fund III’s offering permit.

Item 1A.             Risk Factors

Not applicable.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.                Defaults Upon Senior Securities

As described elsewhere in this Form 10-Q, we have one promissory note outstanding in favor of Income Fund, an affiliate of the Manager, which Income Fund in turn assigned to Wells Fargo Foothill. At September 30, 2008, the outstanding balance was $20,199,951 and accrued interest amounted to $151,269.  Our promissory note to Income Fund, as well as the Wells Fargo Foothill promissory note to Income Fund, matured on June 30, 2007.  The Wells Fargo Foothill loan was renegotiated as of June 30, 2007 to provide for interest only payments and a maturity of August 31, 2007.  Our promissory note to Income Fund was concurrently amended to extend the maturity date until June 30, 2008.  Wells Fargo Foothill and Income Fund entered into an agreement (and an amendment thereto) in which Wells Fargo Foothill agreed not to exercise remedies until November 30, 2007.  The agreement also increased the interest rate on the loan to LIBOR plus 6.5% (9.64% at September 30, 2008), increasing our payments to Income Fund correspondingly.  While in default, the Fund continued to make monthly interest payments of approximately $155,000.  The Manager subsequently negotiated amendments to the promissory notes between Income Fund and Wells Fargo Foothill and between Income Fund and the Fund that were made effective as of July 1, 2008, under which Wells Fargo Foothill and Income Fund, respectively, waived the existing defaults and extended the maturity date until December 31, 2008.

No agreement to waive defaults after January 1, 2009 or to extend the maturity is in place as of this filing. The Fund, however, continues to make the monthly interest payments.  Wells Fargo Foothill has indicated that it will not enter into a new, fourth amendment to the promissory notes at this time and has sent a Notice of Reservation of Rights.  No further actions are pending at this time.

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

CMR Mortgage Fund II, LLC

	By:	California Mortgage and Realty, Inc., its Manager

March 24, 2009	By:	/s/ David Choo
Name: David Choo
Title: President

March 24, 2009	By:	/s/ James Gala
Name: James Gala
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.